Form 10-Q
period 1996-05-31
ODWALLA INC
filed 1996-07-12
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                     [LOGO]

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

            California                              77-0096788
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  120 Stone Pine Road, Half Moon Bay, CA 94019
             (Address and zip code of principal executive offices)

                                 (415) 726-1888
                         (Registrant's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Common Stock, no par value                  4,941,436 shares
        --------------------------                  ----------------
                  (Class)                     (Outstanding at July 1, 1996)

                                   [GRAPHIC]

                                  ODWALLA, INC.

                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
Part I. Financial Information

    Item 1.       Financial Statements:

                  Consolidated Balance Sheets as of August 31, 1995 and May 31, 1996.............        3

                  Consolidated Statements of Operations for the three-month and
                  nine-month periods ended May 31, 1995 and 1996.................................        5

                  Consolidated Statements of Cash Flows for the three-month and
                  nine-month periods ended May 31, 1995 and 1996.................................        6

                  Notes to Consolidated Financial Statements.....................................        7


    Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................        8



PART II. OTHER INFORMATION

    Item 6.       Exhibits.......................................................................        16



                                    [GRAPHIC]

                                                                          [LOGO]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (IN THOUSANDS)
- --------------------------------------------------------------------------------
                                                          August 31,      MAY 31,
                                                            1995           1996
- --------------------------------------------------------------------------------
                                                                    (UNAUDITED)
ASSETS

CURRENT
     Cash and cash equivalents                             $11,786       $ 7,706
     Trading securities                                      6,710         6,710
     Trade accounts receivable, less allowance for
         doubtful accounts of $166 and $205                  3,478         5,542
     Inventories                                             1,586         2,175
     Prepaid expenses and other                                573           372
     Deferred tax asset                                         31           105
                                                           -------       -------
TOTAL CURRENT ASSETS                                        24,164        22,610

PLANT, PROPERTY AND EQUIPMENT, net (Note 2)                  8,283        11,721

OTHER ASSETS

     Officer and shareholder loans                              84            84
     Excess of cost over net assets acquired                 1,549         1,468
     Covenants not to compete                                1,011           909
     Other noncurrent                                          390           524
                                                           -------       -------
TOTAL ASSETS                                               $35,481       $37,316
                                                           =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                      $ 4,360       $ 5,011
     Accrued payroll and related items                         998         1,811
     Income taxes payable                                      410           277
     Other accruals                                            112           129
     Current maturities of long-term debt                      124           123
     Current maturities of capital lease obligations           242           282
                                                           -------       -------
TOTAL CURRENT LIABILITIES                                    6,246         7,633
LONG-TERM DEBT, less current maturities                         88            75
CAPITAL LEASE OBLIGATIONS, less current maturities             600           464
OTHER                                                           48            29
                                                           -------       -------
TOTAL LIABILITIES                                            6,982         8,201
                                                           -------       -------


                                    [GRAPHIC]

                                                                          [LOGO]

                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (IN THOUSANDS)
- --------------------------------------------------------------------------------
                                                           August 31,     MAY 31,
                                                             1995           1996
- --------------------------------------------------------------------------------
                                                                     (UNAUDITED)
SHAREHOLDERS' EQUITY

  Common stock, no par value, shares authorized,
    15,000,000; issued and outstanding, 4,890,860 and
      4,935,481 shares, respectively                         28,371        28,654
  Retained earnings                                             128           461
                                                            -------       -------
TOTAL SHAREHOLDERS' EQUITY                                   28,499        29,115
                                                            -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $35,481       $37,316
                                                            =======       =======


                                    [GRAPHIC]

                                                                          [LOGO]

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------
                                                    Three Months Ended              Nine months Ended
                                                         May 31,                         May 31,
                                                  1995            1996            1995             1996
                                                ---------       ---------       ---------        --------
- -----------------------------------------------------------------------------------------------------------
                                                              (Unaudited)                     (Unaudited)
NET SALES                                       $ 10,528        $ 16,532        $ 24,417        $ 42,505
COST OF SALES                                      5,400           8,017          12,323          22,048
                                                --------        --------        --------        --------
GROSS MARGIN                                       5,128           8,515          12,094          20,457
                                                --------        --------        --------        --------
OPERATING EXPENSES
     Sales and distribution                        3,267           5,436           7,640          14,569
     Marketing                                       219             659             663           1,590
     General and administrative                      939           1,636           2,651           4,062
                                                --------        --------        --------        --------
TOTAL OPERATING EXPENSES                           4,425           7,731          10,954          20,221

INCOME FROM OPERATIONS                               703             784           1,140             236
OTHER INCOME (EXPENSE), net                           (2)            (23)             45             (55)
INTEREST  INCOME (EXPENSE), net                      (47)             81            (115)            356
                                                --------        --------        --------        --------
INCOME BEFORE INCOME TAXES                           654             842           1,070             537

INCOME TAX BENEFIT (EXPENSE)                        (230)           (320)           (385)           (204)
                                                --------        --------        --------        --------
NET INCOME                                      $    424        $    522        $    685        $    333
                                                ========        ========        ========        ========

NET INCOME PER COMMON SHARE AND
     COMMON EQUIVALENT SHARE                    $    .10        $    .10        $    .16        $    .06
                                                --------        --------        --------        --------
WEIGHTED AVERAGE COMMON EQUIVALENT AND
     COMMON EQUIVALENT SHARES OUTSTANDING          4,404           5,442           4,153           5,408
                                                ========        ========        ========        ========


                                    [GRAPHIC]

                                                                          [LOGO]

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
- ------------------------------------------------------------------------------------------------------------
                                                                                      Nine months ended
                                                                                           May 31,
                                                                                     1995             1996
- ------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $    685        $    333
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation & amortization                                               842           1,040
            Deferred income taxes                                                     (37)            (74)
            Changes in assets and liabilities:
               Trade accounts receivable                                           (1,380)         (2,064)
               Inventories                                                           (397)           (589)
               Prepaid expenses and other current assets                              (68)            201
               Other noncurrent assets                                                (91)           (134)
               Accounts payable                                                     1,615             651
               Accrued payroll and related items                                      105             813
               Other accruals and other liabilities                                   241              (4)
               Income taxes payable                                                   369            (133)
                                                                                 --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,884              40
                                                                                 --------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES

     Purchase of J.S. Grant's business assets, net                                 (2,508)           --
     Capital expenditures                                                            (941)         (4,295)
                                                                                 --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                              (3,449)         (4,295)
                                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of long-term debt                                                        --             225
     Principal payments under long-term debt                                          (57)           (239)
     Payments of obligations under capital leases                                    (162)            (94)
     Sale of common stock                                                          17,520             283
                                                                                 --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          17,301             175
                                                                                 --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               15,736          (4,080)
CASH AND CASH EQUIVALENTS, beginning of period                                      2,137          11,786
                                                                                 --------        --------
CASH AND CASH EQUIVALENTS, end of period                                         $ 17,873        $  7,706
                                                                                 ========        ========

CASH PAID DURING THE PERIOD FOR:
     Interest                                                                    $    117        $     76
     Income taxes                                                                      29        $    410

NONCASH INVESTING AND FINANCING ACTIVITIES - During the nine months ended May 31, 1995, the Company assumed approximately $135,000 of capital lease obligations in connection with the acquisition of J.S. Grant's, Inc.

                                    [GRAPHIC]

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF           The accompanying consolidated balance sheet as of May 31,
PRESENTATION AND      1996 and the consolidated statements of operations and
PRINCIPLES OF         cash flows for each of the three-month and nine-month
CONSOLIDATION         periods ended May 31, 1995 and 1996 have not been audited.
                      However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. For further information, refer to the audited financial statements for the year ended August
                      31, 1995 for details of accounting policies and accounts.


                      In January 1996, the Company formed a wholly-owned subsidiary, Odwalla Canada, Inc. (Odwalla Canada), under the laws of British Columbia. The accompanying consolidated financial statements include the accounts of the Company and Odwalla Canada. All significant transactions have been eliminated in consolidation.


2.  PLANT,            Plant, property and equipment consist of the following
PROPERTY AND          (in thousands):
EQUIPMENT

                                                             August 31,         MAY 31,
                                                               1995              1996
                                                            -----------       ---------
                      Land                                    $    100        $    411
                      Buildings and building
                         improvements                            2,943           5,322
                      Leasehold improvements                     1,785           1,925
                      Machinery and equipment                    4,675           5,808
                      Vehicles                                   1,134           1,199
                      Other                                      1,440           1,707
                                                              --------        --------
                                                                12,077          16,372
                      Less accumulated depreciation and
                         amortization                           (3,794)         (4,651)
                                                              --------        --------
                                                              $  8,283        $ 11,721
                                                              ========        ========


                                    [GRAPHIC]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that are subject to certain risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation, those described in this section, in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995, and in other documents the Company files from time to time with the Securities and Exchange Commission.

         The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service customers, primarily restaurants. Net sales are net of product returns and allowances. The Company sells products to most of its customers on a guaranteed basis and takes back expiring or expired product for credit. The growth in net sales has come predominantly from continued penetration in existing markets, expansion into new markets, and sales of new products. The Company believes that its sales have been positively affected by customer acceptance of new products, higher recognition of the Company's brand and products, better placement on store shelves, increased placement of the Company's in-store coolers and increased support for route sales persons.

         A significant portion of the Company's cost of sales is the cost of raw materials. Although a portion of the cost of certain purees and other raw materials is fixed on an annual basis, the majority of the Company's fresh fruit and vegetable purchases are made on the open market. Consequently, the Company is subject to wide fluctuations in prices for the fruits and vegetables it purchases.

         The Company distributes its products primarily through its direct-store-delivery system using leased delivery trucks. This distribution system, although more expensive than using independent distributors, allows the Company to control the quality of service and product mix, in-store stocking of the Company's coolers or shelf space, and freshness of products.

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. Most of these fluctuations have been the result of changes in the prices of fruits and vegetables due to seasonality and other factors, new product introductions, start-up costs associated with new facilities, expansion into new markets, sales promotions and competition. Future operating results may fluctuate as a result of these and other factors, including increased energy costs, the introduction of new products by the Company's competitors, changes in the Company's customer mix and overall trends in the economy. The Company's business is also significantly affected by weather patterns, and unseasonably cool or rainy weather can adversely impact the Company's sales. A significant portion of the Company's expense levels is relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company also may choose to reduce prices or increase spending in response to competition, which may have an adverse effect on the Company's results of operations.

                                    [GRAPHIC]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three-month and nine-month periods ended May 31, 1995 and 1996. These operating results are not necessarily indicative of the results for any future period.

                                   Three Months Ended May 31,   Nine months Ended May 31,
                                      1995          1996          1995          1996
                                   ----------------------------------------------------
Net sales                            100.0%        100.0%        100.0%        100.0%
Cost of sales                         51.3          48.5          50.5          51.9
                                     -----         -----         -----         -----
Gross margin                          48.7          51.5          49.5          48.1
                                     -----         -----         -----         -----
Operating expenses
   Sales and distribution             31.0          32.9          31.3          34.3
   Marketing                           2.1           4.0           2.7           3.7
   General and administrative          8.9           9.9          10.9           9.5
                                     -----         -----         -----         -----

Income from operations                 6.7           4.7           4.7           0.6
Interest income (expense), net        (0.4)          0.4          (0.3)          0.7
Income tax benefit (expense)          (2.2)         (1.9)         (1.6)         (0.5)
                                     -----         -----         -----         -----
Net income                             4.0%          3.2%          2.8%          0.8%
                                     =====         =====         =====         =====




                                    [GRAPHIC]
                                        9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

THREE MONTHS ENDED MAY 31, 1996 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1995

         NET SALES. Net sales for the third quarter of fiscal 1996 increased 57% to $16.5 million compared to $10.5 million for the same period during fiscal 1995. Net sales growth for the third quarter of fiscal 1996 was attributable primarily to (a) increased sales volume in existing markets, (b) increased sales volume in new markets entered and (c) sales of new products.

         COST OF SALES. Cost of sales increased 48% to $8.0 million in the third quarter of fiscal 1996 compared to $5.4 million for the same period during fiscal 1995. Gross margin as a percentage of net sales was 51.5% in the third quarter of fiscal 1996, an increase from 48.7% during the third quarter of fiscal 1995. Gross margin increased primarily due to (a) labor costs reduction as a percentage of net sales due to higher sales volumes and (b) decreases in packaging costs. Fruit and freight costs were consistent from quarter to quarter as a percentage of net sales.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased 66% to $5.4 million in the third quarter of fiscal 1996 compared to $3.3 million for the same period during fiscal 1995, and increased as a percentage of net sales. This increase is attributable to an increase in direct route costs and support expenses. Direct route costs increased 84% compared to the same period in fiscal 1995 and support expenses increased 45% compared to the same period in fiscal 1995. These increases were primarily due to accelerated infrastructure investment to support continuing growth and service levels in existing and new markets. The Company does not expect sales and distribution expenses to change significantly for the remainder of the year as a percentage of net sales as the Company will continue investing in its existing markets in order to continue its strong growth from these markets.

         MARKETING. Marketing expenses increased 201% to $659,000 in the third quarter of fiscal 1996 compared to $219,000 in the third quarter of fiscal 1995, and increased as a percentage of net sales. Marketing expenses increased as the Company expanded its efforts to enhance stakeholder awareness by hiring additional personnel and incurred professional services related to new product development and communications. The Company expects marketing expenses to continue to increase in absolute dollars and to increase as a percentage of net sales for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 74% to $1.6 million in the third quarter of fiscal 1996 from $939,000 in the third quarter of fiscal 1995, and increased as a percentage of net sales. General and administrative expenses increased in absolute dollars primarily as a result of additions to the Company's management and administrative staff, expanded communications systems and MIS support, and increased staff and management training. The Company plans to increase its spending in the general and administrative infrastructure for at least the remainder of fiscal 1996, including the establishment of a new market expansion team. As a result, the Company expects general and administrative expenses to continue to increase in absolute dollars and as a percentage of net sales.

         INTEREST. Odwalla had net interest income of $81,000 in the third quarter of fiscal 1996 compared to net interest expense of $47,000 in the third quarter of fiscal 1995. Gross interest income of $108,000 in the third quarter of fiscal 1996 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $27,000 in the third quarter of fiscal 1996 resulted from interest on capital leases and other term debt. Interest expense of $47,000 in the third quarter of fiscal 1995 resulted primarily from interest on capital leases and other term debt. See "Liquidity and Capital Resources."

         INCOME TAXES. Income tax expense of $320,000 for the third quarter of fiscal 1996 and $230,000 for the third quarter of fiscal 1995 was calculated by applying the estimated corporate federal and state tax rates to the income for the quarter. The 38% effective tax rate for the third quarter of both fiscal 1996 and fiscal 1995 varied from the federal statutory tax rate primarily due to California and other state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

NINE MONTHS ENDED MAY 31, 1996 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1995

         NET SALES. Net sales for the first nine months of fiscal 1996 increased 74% to $42.5 million compared to $24.4 million for the same period during fiscal 1995. Net sales growth for the first nine months of fiscal 1996 was attributable primarily to (a) increased sales volume in existing markets, (b) increased sales volume in new markets through acquisitions and growth and (c) sales of new products.

         COST OF SALES. Cost of sales increased 79% to $22.0 million in the first nine months of fiscal 1996 compared to $12.3 million for the same period during fiscal 1995. Gross margin as a percentage of net sales was 48.1% in the first nine months of fiscal 1996, a decrease from 49.5% during the first nine months of fiscal 1995. The gross margin decreased primarily due to increases in fruit costs, especially oranges and apples. The fruit cost increase was partially offset by decreases in production-related expenses as a percentage of net sales, primarily packaging and labor costs, due to production costs being spread over higher sales volumes.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased 91% to $14.6 million in the first nine months of fiscal 1996 compared to $7.6 million for the same period during fiscal 1995, and increased as a percentage of net sales. This increase is attributable to an increase in direct route costs and support expenses. Direct route costs increased 87% compared to the same period in fiscal 1995 primarily due to increased sales. Support expenses also increased 87% compared to the same period in fiscal 1995 due to increased sales and higher expenses, as a percentage of net sales, in less established regions. These increases, particularly in the third quarter of fiscal 1996, were primarily due to accelerated infrastructure investment to support continuing growth and service levels in existing and new markets. The Company does not expect sales and distribution expenses to change significantly for the remainder of the year as a percentage of net sales as the Company will continue investing in existing markets in order to continue strong growth from these markets.

         MARKETING. Marketing expenses increased 140% to $1.6 million in the first nine months of fiscal 1996 compared to $663,000 in the first nine months of fiscal 1995, and increased as a percentage of net sales. Marketing expenses increased as the Company expanded its efforts to enhance stakeholder awareness by hiring additional personnel and incurred professional services related to new product development and communications. The Company expects marketing expenses to continue to increase in absolute dollars and to increase as a percentage of net sales for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 53% to $4.1 million in the first nine months of fiscal 1996 from $2.6 million in the first nine months of fiscal 1995, but decreased as a percentage of net sales. General and administrative expenses increased in absolute dollars primarily as a result of additions to the Company's management and administrative staff, and expanded communications systems and MIS support. The decrease in general and administrative expenses as a percentage of net sales in the first nine months of fiscal 1996 was due to the increase in the Company's sales for this period. The Company plans to increase its spending in the general and administrative infrastructure for at least the remainder of fiscal 1996, including the establishment of a new market expansion team. As a result, the Company expects general and administrative expenses to increase in absolute dollars and as a percentage of net sales.

         INTEREST. Odwalla had net interest income of $356,000 in the first nine months of fiscal 1996 compared to net interest expense of $115,000 in the first nine months of fiscal 1995. Gross interest income of $432,000 in the first nine months of fiscal 1996 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $76,000 in the first nine months of fiscal 1996 resulted from interest on capital leases and other term debt. Interest expense of $115,000 in the first nine months of fiscal 1995 resulted primarily from interest on capital leases and other term debt. See "Liquidity and Capital Resources."

         INCOME TAXES. Income tax expense of $204,000 for the first nine months of fiscal 1996 and $385,000 for the first nine months of fiscal 1995 was calculated by applying the estimated corporate federal and state tax rates to the income for the nine-month period. The effective tax rate of 38% for the first nine months of fiscal 1996 and 36% for the first nine months of fiscal 1995 varied from the federal statutory tax rate primarily due to California and other state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through three primary sources: the private and public sales of equity securities, bank debt and capital lease financing. At May 31, 1996, the Company had working capital of $15.0 million compared to working capital of $17.9 million at August 31, 1995. At May 31, 1996, the Company had cash, cash equivalents and trading securities of $14.4 million compared to $18.5 million at August 31, 1995. These decreases resulted primarily from capital expenditures for the Dinuba production facility and leasehold improvements at the Company's new administrative offices, offset partially by the Company's receipt of net proceeds of $283,000 from the exercise of outstanding common stock options.

         Net cash provided by operating activities for the nine months ended May 31, 1996 was $40,000, consisting primarily of net income, an increase in accounts receivable related to increased sales volume, an increase in inventory levels primarily due to an increase in raw materials, payment of fiscal 1995 income taxes, offset in part by an increase in accrued payroll and other expense, due primarily to timing of payments, an increase in accounts payable and by depreciation and amortization. Net cash used in investing activities for the nine months ended May 31, 1996 was $4.3 million, consisting primarily of cash used for the Dinuba production facility and leasehold improvements at the Company's Half Moon Bay administrative offices. Net cash provided by financing activities for the nine months ended May 31, 1996, was $175,000, consisting primarily of payments on existing term debt agreements and capital leases offset by long-term financing of the Dinuba land purchase and the net proceeds from the exercise of outstanding common stock options.

         In May 1995, the Company completed a public offering, selling one million shares of Common Stock for $19.00 per share. The Company received net proceeds of $17.5 million after payment of legal, accounting, printing and other expenses associated with the offering. The Company granted the underwriters a 30-day option to purchase up to 150,000 additional shares of Common Stock to cover over-allotments, and in June 1995, the underwriters purchased an additional 65,000 shares pursuant to such options, resulting in an additional $1.1 million of proceeds to the Company. Proceeds from the public offering, after repaying $1.1 million borrowed in connection with the J. S. Grant's, Inc. acquisition in January 1995, have been invested in The 231 Prime Funds, government funds and tax-free municipal bonds. The invested funds are being used for the Dinuba plant expansion and for other corporate needs.

         At May 31, 1996, the Company had approximately $747,000 outstanding in capital lease obligations, primarily related to the leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         In late fiscal 1995, the Company entered into a contract to expand its present fresh juice production and cold storage capabilities in Dinuba. This addition, which was placed in service in May 1996, is expected to meet the Company's needs through fiscal 1997. The approximately $3.0 million contract was paid from the proceeds of the May 1995 public offering, primarily during the first three quarters of fiscal 1996. In October 1995, the Company purchased 20 acres of land adjacent to the Dinuba facility for $300,000. This purchase required a down payment totaling $75,000 and annual principal payments of $75,000 from January 1996 through January 1998, plus interest at 5%. In April 1996, the Company entered into an agreement to purchase an additional 10 acres of land adjacent to the Dinuba facility. The purchase is expected to close in September 1996 at a cost of $215,000. The Company intends to obtain long-term financing for this purchase. There can be no assurance that such financing can be obtained on terms favorable to the Company, if at all. In May 1996, the Company entered into an agreement to purchase vacant land adjacent to its Half Moon Bay administrative facility. This purchase is contingent upon obtaining certain approvals from the City of Half Moon Bay. The $475,000 purchase price will be financed primarily by assumption of existing debt obligations.

         The Company entered into a Loan and Security Agreement (the "Agreement") with a bank in January 1995. The Agreement provided the Company with a $3.0 million line of credit, including the ability to issue letters of credit up to $500,000 as part of the total committed balance, and was collateralized by virtually all of the Company's assets. Interest was at the bank's prime rate plus 0.5%. All amounts outstanding under the Agreement were due March 10, 1996. The Company had no balance outstanding when the Agreement expired on March 10, 1996. The Company is currently negotiating a new agreement.

         The Company believes that its current working capital, anticipated credit facility with a bank and capital lease financing will be sufficient to fund its operations through May 1997.

RECENT DEVELOPMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has not determined the impact, if any, that this Statement may have on the Company's financial reporting.

         In June 1996 the Company filed a Form 8-K stating that it had dismissed BDO Seidman LLP as the Company's independent accountants and retained Price Waterhouse LLP as the Company's new independent accountants.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

                  Exhibit 11.1 -  Statement of Computation of Per Share Earnings

         B.       REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended May 31, 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ODWALLA, INC.
                                    -------------
                                     (Registrant)




Date: July 11, 1996                 By:  /s/ D. STEPHEN C. WILLIAMSON
                                        --------------------------------------
                                        D. Stephen C. Williamson
                                        Chief Executive Officer and Chief
                                        Financial Officer
                                        (duly authorized Officer and Principal
                                        Financial and Accounting Officer)

                                                                    EXHIBIT 11.1

                                 ODWALLA, INC.

                 STATEMENT OF COMPUTATION OF PER SHARE EARNINGS



                                        Three Months Ended              Nine months Ended
                                    --------------------------      -------------------------
                                             May 31,                         May 31,
                                      1995             1996            1995            1996
                                    ---------        ---------       ---------       ---------
Weighted average shares of
     common stock outstanding
     for the period                 3,896,000        4,930,000       3,807,000       4,914,000

Weighted  average common
     share equivalents                508,000          512,000         346,000         494,000
                                    ---------        ---------       ---------       ---------

Shares used in computing
     net earnings per share         4,404,000        5,442,000       4,153,000       5,408,000
                                    =========        =========       =========       =========