Form 10-Q/A
period 1996-05-31
ODWALLA INC
filed 1996-10-16
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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
                  (Class)                     (Outstanding at July 1, 1996)

                                   [GRAPHIC]

                                  ODWALLA, INC.

                                    FORM 10-Q/A
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                      INDEX

Part I. Financial Information

PART II. OTHER INFORMATION

    Item 6.       Exhibits.......................................................................



                                    [GRAPHIC]

                                  [LOGO]

PART I - FINANCIAL INFORMATION

The information required in this Part I is contained in Part I of the Registrant's Annual Report on Form 10-Q (SEC File No. 0-23036), as filed with the Securities and Exchange Commission on July 12, 1996, which is incorporated herein by reference.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

                 *Exhibit 11.1 -  Statement of Computation of Per Share Earnings

                  Exhibit 27.1 -  Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended May 31, 1996.

-----------------------
* Incorporated by reference to exhibits of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended May 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ODWALLA, INC.
                                    -------------
                                     (Registrant)




Date: Oct. 15, 1996                 By:  /s/ D. STEPHEN C. WILLIAMSON
                                        --------------------------------------
                                        D. Stephen C. Williamson
                                        Chief Executive Officer
                                        (duly authorized Officer)

Date: Oct. 15, 1996                 By:  /s/ JIM STEICHEN
                                        --------------------------------------
                                        Jim Steichen
                                        Vice President, Finance
                                        (duly authorized Officer and
                                        Principal Financial Accounting
                                        Officer)