Form 10-K405
period 1996-08-31
ODWALLA INC
filed 1996-12-13
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 1996

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

                               120 Stone Pine Road
                         Half Moon Bay, California 94019
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

Registrant's telephone number, including area code:           (415) 726-1888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

         Title of each class             Name of Exchange on which registered
                  none                                   none

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock (no par value)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [Cover page 1 of 2 pages]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of December 9, 1996 was approximately $53,890,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On December 9, 1996 approximately 4,972,335 shares of the Registrant's Common Stock, no par value, were outstanding.

                            [Cover Page 2 of 2 pages]

         This Annual Report on Form 10-K contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain important factors, including those set forth under "Item 1. Business" and elsewhere in this Annual Report on Form 10-K.

                                     PART I

ITEM 1.     BUSINESS

         Odwalla, Inc. ("Odwalla" or the "Company") was founded in September 1980 and incorporated in California in September 1985. Odwalla is a leading supplier of fresh and flash-pasteurized fruit- and vegetable-based beverage products ("Nourishing Beverages") in the western United States and British Columbia, Canada. The Company's Nourishing Beverages provide the consumer with high-quality living nourishment. The Company believes that its Nourishing Beverages appeal to many consumers because of the superior qualities of beverages in their natural state and the greater nutritional value of Nourishing Beverages compared to juice from concentrate or artificial beverages.

         Odwalla's objective is to be the leading Nourishing Beverage company in its existing and future markets. The Company seeks to achieve this objective by leading the industry in Nourishing Beverage knowledge, optimizing quality through sourcing and production, controlling product access and distribution from production through retail, artful presentation, growing through geographic and product line expansion, leveraging its information systems, interacting with consumers and living its vision.

         Odwalla's sourcing procedures and production methods enable it to create products with high nutritional and flavor quality. The distribution of Odwalla's products through its own direct-store-delivery system allows the Company to control product quality and presentation, as well as to develop relationships with its trade partners. Odwalla sells and distributes its products to over 2,500 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets and food service operators.

         Odwalla is committed to certain values -- nourishment to consumers and other stakeholder groups, environmental awareness and responsibility, cultural creation and social responsibilities to its employees and the communities it serves. Odwalla believes that its products must embody these values.

RECENT EVENTS

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a voluntary recall (the "Recall") of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. As of November 22, 1996, there were 66 cases of E. coli O157:H7 epidemiologically linked to Odwalla apple juice products, according to the Centers for Disease Control and Prevention.

         Immediately following the Recall, the Food and Drug Administration ("FDA") began an investigation of the Company's production and distribution centers. The FDA informed the Company that a sample from one bottle of apple juice taken from a distribution center tested positive for E. coli O157:H7. The FDA investigation is on-going.

         The Company has experienced a significant reduction in sales of all of its products following the Recall. Although sales of the Company's products have declined in all of its markets, declines in sales have been most significant in the Pacific Northwest and Colorado. The significant decline in sales of the Company's products can be attributed to the loss of consumer confidence, reduction of the number of products on the market from 23 to eight, the removal of all of the Company's products by certain trade partners and the loss of certain trade partners. During November 1996, the Company reformulated five of the recalled products without apple juice and returned them to the market and, in early December 1996, the Company reintroduced all of its recalled apple juice-based products to the market with flash-pasteurized apple juice. Most of the Company's trade partners prior to the Recall are now stocking the Company's products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

         To date, there are six personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall pending against the Company. In addition, there is one legal proceeding alleging fraudulent business acts and practices relating to the recalled products pending against the Company. See "Item 3.
Legal Proceedings."

         Following the Recall, the Company formed the Odwalla Nourishment & Food Safety Advisory Council (the "Council") to advise management in developing new industry practices in the sourcing, production and distribution of fresh juice products in order to maintain a leadership position. Beginning in early December 1996, Odwalla reintroduced all apple juice-based products to the market using a Hazard Analysis Critical Control Point Plan ("HACCP Plan"), which includes the flash pasteurization of fresh apple juice. The flash pasteurization process rapidly heats the juice for a short period of time to a temperature high enough to kill harmful bacteria yet still retain vitamins, minerals and flavors that diminish with pasteurization processes at higher temperatures and for longer periods of time.

POST-RECALL MANAGEMENT

         Prior to the Recall, the Company experienced substantial growth in its revenue, operations and employee base, and underwent substantial changes in its business that placed significant demands on the Company's management, working capital and financial and management control systems. Although the Company will continue to face the demands of a growing business and expansion in its newer markets, the Company must also address the challenges and increasing costs and demands on management and working capital resulting from the Recall, including restoring consumer confidence in its products, adapting its production processes and procedures to accommodate flash pasteurization and other new production methods, managing pending and future legal proceedings and settlement of first and third party claims with its insurance carriers. All of the foregoing demands and challenges will require the expenditure of a significant amount of management effort and working capital. The Company anticipates that the increased costs associated with the Recall, including equipment and plant modifications required for flash pasteurization and legal and marketing costs, may require the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all.

         Although the Company believes that its management, working capital, financial and management systems and controls will be adequate to address its current needs, only a short period of time has elapsed since the Recall and there can be no assurance that its management, working capital and such systems will be adequate to address future requirements of the Company's business. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from the Recall and planned expansion, and there can be no assurance that it will not adversely affect the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key employees, and to raise additional capital. There can be no assurance that the Company will be successful in these regards. For a discussion of the possible effects of the Recall on net sales, cost of sales and sales and distribution, marketing and general and administrative costs, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS, DISTRIBUTION AND TRADE PARTNERS

         Odwalla's current product line consists of single-strength and blended fruit- and vegetable-based products and geothermal natural spring water. Except for flash pasteurization applied to fresh apple juice, all single-strength products are fresh fruit- and vegetable-based beverage products (some produced on a seasonal basis). Blended products also contain fresh fruit- and vegetable-based beverage products, and, in some products, flash pasteurized apple juice. These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas and parts of British Columbia. Because all of Odwalla's products contain fresh fruit or vegetable juices, except for flash-pasteurized apple juice and geothermal spring water, and do not contain preservatives, the shelf life of the product is typically limited to between 5 and 16 days at the retail outlet.

         Odwalla strives for consistent "day-of-juicing quality" in its products by establishing stringent shelf life standards for its products, based primarily on maintaining the flavor quality and nutrient integrity of its beverages. The Company believes that its shelf life standards for each drink maintain the fresh and better tasting qualities that consumers associate with freshly produced fruit and vegetable beverages. The Company's policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of the Company's "day of juicing" quality standards, the Company's products reflect the seasonal changes in fruit varieties and taste. Odwalla's production methods are designed to minimize the effect of processing on the fruit juice extracted. The Company's product line includes several different types of Nourishing Beverages and varies over time as a result of the addition of new products as well as due to a significant component of seasonal products.

         Odwalla's products are sold and distributed primarily through its own direct-store-delivery ("DSD") system, which is serviced by route sales people who deliver products directly to and merchandise products directly in the retail display shelves of the Company's trade partners. This DSD system is designed to permit Odwalla to optimally manage delivery schedules, efficiently control its product mix, keep store shelves or its own coolers stocked with fresh products and have a greater influence on determining in-store location and merchandising of its products.

          At most of its accounts, Odwalla maintains responsibility for stocking, ordering and merchandising its products at the point of sales, and Odwalla credits the trade partner for unsold product. This full service relationship allows Odwalla to avoid paying slotting fees for shelf space as well as other handling fees, and it also allows the Company to maintain control over the merchandising of its products at the point of sales. Odwalla provides a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising the Company's products. These trade partners do not receive credit for unsold products. Outlets that sell Odwalla juices include supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants.

RAW MATERIALS

         Producing and selling Nourishing Beverages entails special requirements in fruit sourcing, beverage production, distribution and sales in order to preserve and maximize their freshness and flavor quality. Fruits and vegetables must be sourced and selected to meet a variety of established criteria, including variety, quality, ripeness and other factors. Transportation and processing of the fruit and vegetables must be performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve its goal of providing the freshest, most flavorful and most enjoyable Nourishing Beverages for consumers.

         Odwalla buys fruits and vegetables according to different schedules and methods depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, the Company obtains and produces different juices on a seasonal basis. The Company purchases most of its fruits and vegetables in the open market on a negotiated basis. Historically, oranges, apples and carrots are the commodities purchased in largest volume by the Company. All three are subject to volatility in supply, price and quality that could materially and adversely affect the Company's business and results of operations, as could the availability, price and quality of other ingredients.

         Odwalla also obtains a number of fruits, such as tropical fruits, from foreign suppliers in a frozen fruit puree. A puree is not a concentrate, but is a whole fruit that has been pureed and frozen for shipment. Purees are combined with freshly extracted juices, including flash pasteurized apple juice, of other fruits in a number of the Company's products. Purees used by the Company have not been subjected to any processing methods that could materially affect the fresh fruit quality. Most purees are purchased under annual price contracts.

         As with most agricultural products, supply and price of raw materials used by the Company can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, floods and other natural disasters, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. The freeze that occurred in California in the winter of fiscal 1991 affected the availability, quality and price of oranges for both fiscal 1991 and fiscal 1992 and, as a result, adversely affected the Company's results of operations in both of those years. The Company was not significantly affected by raw material supply issues in either fiscal 1993 or fiscal 1994. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. The Company is not currently aware of natural events which should impact the price of raw materials in the near term.

COMPETITION

         The Company's products compete broadly with all beverages available to consumers. The beverage market is highly competitive. It includes national, regional and local producers and distributors, many of whom have greater resources than the Company, and many of whom have shelf stable products that can be distributed with significantly less cost. The Company views its niche as conveniently accessed nourishing beverages and fresh, preservative-free juices and juice-based beverages. The Company believes its direct competition in this market niche currently is from regionally or locally focused producers, certain of which are owned by major beverage producers. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A large national company, Chiquita Brands International, Inc. ("Chiquita"), has entered this market niche in certain limited geographic areas, both directly and by acquisition. Although the Company has not experienced significant competition from Chiquita to date, Odwalla entered the Los Angeles market in September 1995 and is competing directly with Chiquita's products in that market. Chiquita and other major food and beverage companies may become more active in the Nourishing Beverage business, either directly or by acquisition of smaller juice companies. A decision by Chiquita or any other large company to focus on the Company's existing markets or target markets could have a material adverse effect on the Company's business and results of operations. While the Company believes that it competes favorably with its competitors on factors such as quality, merchandising, service, sales and distribution, multiple flavor categories and brand name recognition and loyalty, the Company's products are typically sold at prices higher than most other juice products. There can be no assurance that the Company will not experience competitive pricing pressure that could adversely affect its results of operations.

DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS

         In fiscal 1996, the Company's largest account, Safeway, accounted for approximately 14% of the Company's sales. The Company puts considerable effort into the maintenance of this and other significant accounts, but there can be no assurance that sales to these accounts will not decrease or that these trade partners will not choose to replace the Company's products with those of competitors. Immediately following the Recall, Safeway and other significant trade partners discontinued the sale of all of the Company's products for a short period of time. The decision to discontinue the sale of the Company's products during this period had a material adverse effect on the Company's business and results of operations. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would materially and adversely affect the Company's business and results of operations. Continuity of trade partner relationships is important, and events that impact the Company's trade partners, such as the Recall and labor disputes, may have an adverse impact on the Company's results of operations.

GOVERNMENT REGULATION

         The production and sales of the Company's beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA. The Company also is subject to Canadian labeling laws for juices sold in British Columbia. There have been no significant costs thus far associated with complying with FDA or Canadian regulations.

         In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances. Operations of the Company are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. The Company believes that it presently complies in all material respects with the foregoing laws and regulations, although there can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition. The Company did not incur any significant costs in fiscal 1996 in complying with environmental laws.

EMPLOYEES

         As of December 2, 1996, the Company had 578 employees, 520 of whom were full-time employees.

OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

         Risks associated with perishable products. With the exception of its geothermal spring water, the Company's products are either fresh or, in the case of apple juice, only flash pasteurized, and do not contain any preservatives, they have a limited shelf life. In addition, in order to maintain its "day of juicing" quality standards, the Company further restricts the shelf life of its products through early expiration dates. As a result, since the Company is not able to hold any significant finished goods inventory, its results of operations are highly dependent on its ability to accurately forecast its near term sales in order to adjust fresh fruit and vegetable sourcing and production. Historically, forecasting product demand has been difficult, and in light of the Recall, the Company expects it to be an ongoing and more difficult challenge. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be profitably sold. In addition, most of the Company's trade partners have the right to return any products that are not sold by their expiration date. The inability to meet higher than anticipated demand or excess production or significant amounts of product returns could have a material adverse effect on the Company's business and results of operations.

         Cost sensitivity. The Company's profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors such as inflation, raw material supply, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market areas have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

         Product liability. Since the Company's products are not pasteurized (except for flash pasteurization applied to apple juice), nuclearly irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall associated with the E. coli O157:H7 bacteria, the Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such past claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim or claims associated with the Recall will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business and results of operations. The Company currently maintains $27,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim related to the Recall or otherwise. See "Item 3. Legal Proceedings."

         Orchard production. Historically, the Company has been dependent upon the fruit produced from the trees of large orchards. These trees may become damaged, diseased or destroyed as a result of windstorms, pests or fungal disease. Additionally, there are types of controllable fungal diseases which can affect fruit production although not fatal to the trees themselves. These types of fungal diseases are generally controllable with fungicides. However, there can be no assurance that such control measures will continue to be efficacious. Any decrease in the supply of fresh fruit as a result of windstorms, pests or fungal disease could have a material adverse effect on the Company's business and results of operations.

         Geographic concentration. The Company's wholesale accounts and retail trade partners have their largest concentration in Northern California, with most located in the metropolitan areas surrounding the San Francisco Bay. As such, the Company's business and results of operations may be adversely affected by natural occurrences, economic downturns and other conditions affecting Northern California.

         Concentration of production capacity. Except for its geothermal water production, all of the Company's production capacity is located at its Dinuba, California facility. Because the Company attempts to maintain minimal finished goods inventory as part of its "just in time" production system, in the event that production at or transportation from such facility were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes, the Company would be unable to continue to produce its products at such facility. Such an interruption would materially and adversely affect the Company's business and results of operations.

         Lack of diversification. Although the Company has been in existence since 1980 and has been profitable in its most recent three fiscal years, 1994, 1995, and 1996, the Company is vertically integrated and its business is centered around essentially one product. To date, the Company's operations have been limited to the production and sale of Nourishing Beverages through its direct-store-delivery system. The risks associated with the Company's focus on essentially one product are exemplified by the material adverse effect on the Company's business and results of operations that resulted from the Recall. Any significant decrease in the consumption of Nourishing Beverages generally or specifically with respect to the Company's products following the Recall could have an adverse effect on the Company's business and results of operations.

         Risks related to expansion. Although the Company's continued growth depends in part upon its ability to expand into new geographic areas, either through internal growth or by acquisition, the Company's plans for expansion have been diverted at the present time in order to strengthen its position in its present markets following the Recall. The Company anticipates continued expansion in the Texas and Southern California markets in fiscal 1997. There can be no assurance that the Company will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the Recall as well as the perishability of the Company's products and its reliance on its personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, perceptions of the Recall and consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to the Company's products.

         The Company has expanded into certain new markets, such as the Pacific Northwest and Colorado, through acquisitions of local juice manufacturers. Acquisitions involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on the Company's operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. For example, the Company's Colorado acquisition, completed in January 1995, resulted in incremental increases in general and administrative expenses and diversion of management resources. Although no acquisitions are being actively considered by the Company at this time, the Company is unable to predict whether or when any prospective acquisition candidates will become available. There can be no assurance that the Company will find attractive acquisition candidates, that acquisitions can be consummated on acceptable terms, that any acquired companies can be integrated successfully into the Company's operations, or that any such acquisitions will not have an adverse effect on the Company's business or results of operations.

         Intellectual property rights. The Company regards its trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. Odwalla attempts to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. The Company has in the past, and it expects that it may in the future, license elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licenses, no assurances can be given that such licensees will not take actions that might materially and adversely affect the value of the Company's proprietary rights or the reputation of its products, either of which could have a material adverse effect on the Company's business. Product package and merchandising design and artwork are important to the success of Odwalla, and the Company intends to take action to protect against imitation of its products and packages and to protect its trademarks and copyrights as necessary. Such action could be time-consuming, result in costly litigation and divert management personnel. Furthermore, there can be no assurance that the Company would be successful in such action. The Company does not have any patents.

         Control by officers and directors. The Company's officers, directors and their affiliates beneficially own, in the aggregate, approximately 25% of the Company's outstanding shares of Common Stock. As a result, these shareholders, acting together, would be able to significantly influence most matters requiring approval of the shareholders of the Company, including the election of a majority of the Board of Directors. Such control could have the effect of delaying, deferring or preventing a change of control of the Company.

         Dependence on key personnel. The Company's success depends to a significant extent upon the continued service of Greg Steltenpohl, the Chairman of its Board of Directors, and Stephen Williamson, its Chief Executive Officer, and the loss of either of such key personnel could have a material adverse effect on the Company's business or results of operations. Furthermore, the Company's continued growth depends on its ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance the Company will be successful in such efforts. The Company is also dependent on its ability to continue to attract, retain and motivate its production, distribution, sales, communications and other personnel, of which there can be no assurance.

         Volatility of stock price. The price of the Company's Common Stock has experienced significant price volatility. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the fruit and vegetable industries and the worldwide economy, announcements of innovations, new products or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with trade partners and suppliers could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

ITEM 2.     PROPERTIES

         Odwalla's production facility is in Dinuba, California and consists of approximately 85,000 square feet of production, office and cold storage space on a 13-acre parcel of land plus approximately 33 acres of land adjacent to the production facility, including the property purchased in October 1996. Odwalla owns this property, with $150,000 of debt against a parcel of land containing 20 of the 33 acres of adjacent land. The Company believes the building is adequately insured. Odwalla's administrative offices are located in Half Moon Bay, California. In addition, the Company has distribution centers throughout California and in Seattle and Bellingham, Washington; Denver, Colorado; Albuquerque, New Mexico; Eugene and Portland, Oregon; Austin and Dallas, Texas; and Las Vegas, Nevada. Other than the Dinuba facility, the Company leases all of its facilities.

ITEM 3.     LEGAL PROCEEDINGS

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a voluntary recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. As of November 22, 1996, there were 66 cases of E. coli O157:H7 epidemiologically linked to Odwalla apple juice products, according to the Centers for Disease Control and Prevention.

         The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against the
Company:

         1. The Ishida Case: A class action lawsuit filed in King County Superior Court, Seattle, Washington and served on November 12, 1996.

         2. The Curtis Case: A class action lawsuit filed in the United States District Court, Western District of Washington and served on November 15, 1996.

         3. The Kim Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington and served on November 15, 1996.

         4. The Azzizi Case: A personal injury lawsuit filed in Alameda County Superior Court, Alameda, California and served on November 20, 1996.

         5. The Beverly Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on December 3, 1996.

         6. The Webb Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington and served on December 9, 1996.

         In addition, the following claim was filed under California Business and Professions Code Section 17200 et seq. alleging fraudulent business acts and practices of the Company relating to the recalled products:

         Roderick P. Bushnell v. Odwalla, Inc.: A lawsuit filed in San Francisco County Superior Court, San Francisco, California and served on November 13, 1996.

         The Company currently maintains commercial general liability insurance totaling $27,000,000. The Company has notified its insurance carrier of these events. At this time, no discovery has commenced with respect to the above-described legal proceedings and the Company is unable to determine the potential liability on all such lawsuits and claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

         The Company's Common Stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "ODWA." The Company's stock has been traded on that market since May 18, 1995. Prior to that date, the Company's stock had been traded on the Nasdaq SmallCap Market ("SmallCap") since December 15, 1993, when the Company completed its initial public offering. Prior to that date, there was no public market for the Company's Common Stock. As of December 9, 1996, there were approximately 200 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Nasdaq prices, and the high and low bid prices, as to SmallCap prices, of shares of the Company's Common Stock, after giving effect to a 3-for-2 stock split effected through a stock dividend on May 1, 1995:

         FISCAL YEAR ENDED AUGUST 31, 1996            HIGH     LOW
           Fourth Quarter                           $28.25     $16.375
           Third Quarter                            $27.50     $15.50
           Second Quarter                           $19.25     $15.25
           First Quarter                            $20.75     $15.25

         FISCAL YEAR ENDED AUGUST 31, 1995

           Fourth Quarter                           $21.00     $16.50
           Third Quarter                            $19.75     $10.17
           Second Quarter                           $10.33     $ 6.67
           First Quarter                            $ 7.33     $ 7.00

DIVIDEND POLICY

         The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                         Year Ended August 31,
                                                       ---------------------------------------------------------
                                                       1996          1995        1994         1993         1992
                                                       ----          ----        ----         ----         ----
STATEMENT OF OPERATIONS DATA:                                          (in thousands, except per share data)
Net sales.........................................   $ 59,197     $ 35,869     $ 18,153    $ 12,551     $  9,594
Cost of sales.....................................     29,889       18,425        8,984       6,342        4,835
                                                     --------     --------     --------    --------     --------
Gross Profit......................................     29,308       17,444        9,169       6,209        4,759
Operating expenses:
 Sales and distribution...........................     20,158       11,588        6,212       4,133        3,206
 Marketing........................................      2,257          891          484         469          264
 General and administrative.......................      6,206        3,576        1,973       1,458        1,026
                                                     --------     --------     --------    --------     --------
     Total operating expenses.....................     28,621       16,055        8,669       6,060        4,496
                                                     --------     --------     --------    --------     --------
Income from operations............................        687        1,389          500         149          263
Other income (expenses), net......................        346          108         (199)       (575)        (218)
                                                     --------     --------     --------    --------     --------
Income (loss) before income taxes.................      1,033        1,497          301        (426)          45
Provision for  (benefit from)
 income taxes.....................................        400          500           -           (1)           6
                                                     --------     --------     --------    --------     --------
Net income (loss).................................   $    633     $    997     $    301    $   (427)          39
                                                     ========     ========     ========    ========     ========

Net income (loss) per share.......................   $   0.12     $   0.22     $   0.08    $ (0.15)     $   0.02
                                                     ========     ========     ========    ========     ========
Weighted average common and common equivalent
 shares outstanding...............................      5,420        4,472        3,623       2,889        2,111
                                                     ========     ========     ========    ========     ========



                                                                              August 31,
                                                       --------------------------------------------------------
                                                       1996          1995        1994         1993         1992
                                                       ----          ----        ----         ----         ----
                                                                            (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments...........................   $ 12,413     $ 18,496     $  2,137    $    715     $     96
Working  capital (deficit)........................     14,655       17,918        2,516       (295)        2,118
Total assets......................................     37,700       35,481       12,072       8,038        6,691
Long-term liabilities.............................        501          736          872       2,467        1,901
Total shareholders' equity........................     29,574       28,499        8,719       2,822        3,408

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain important factors, including those set forth under "Item 1. Business" and elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants. Net sales are net of product returns and allowances. The Company sells products to most of its trade partners on a guaranteed basis and takes back expiring or expired product for credit. The Company's net sales have grown from $18.2 million in fiscal 1994 to $35.9 million in fiscal 1995 to $59.2 million in fiscal 1996. The Company's growth has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. The Company believes that its sales have been positively affected by the Company's introduction of new products, higher recognition of the Company's brand and products, better placement on store shelves, increased placement of the Company's in-store coolers and increased support for route sales persons.

         A significant portion of the Company's cost of sales is the cost of raw materials. Although a portion of the cost of certain purees and other raw materials is fixed on an annual basis, the majority of the Company's fresh fruit and vegetable purchases are made on the open market. Consequently, the Company is subject to wide fluctuations in prices for the fruits, vegetables and other nutritious products it purchases.

         The Company distributes its products primarily through its direct-store-delivery system, which is serviced by route sales people who deliver products directly to and merchandise products directly in the retail display shelves of the Company's trade partners, using primarily leased delivery trucks. This distribution system, although more expensive than using independent distributors, allows the Company to control the quality of service and product mix, in-store stocking of the Company's coolers or shelf space and freshness of products.

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. These fluctuations have been the result of changes in the price of fruit and vegetables due to seasonality and other factors, new product introductions, start-up costs associated with new facilities, expansion into new markets, sales promotions and competition. Excluding the impact of the Recall discussed in the following paragraphs, future operating results may fluctuate as a result of these and other factors, including increased energy costs, the introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the economy. The Company's business is also significantly affected by weather patterns, and unseasonably cool or rainy weather can adversely impact the Company's sales. A significant portion of the Company's expense levels is relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company also may choose to reduce prices or increase spending in response to competition, which may have an adverse effect on the Company's results of operations.

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a voluntary recall of all Odwalla products containing apple juice. On

October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. Net sales of Nourishing Beverages and water products in November were approximately 38% of August 1996 sales levels. New trade partner accounts were opened at a significantly reduced rate during November 1996.

         To date, there are six personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall pending against the Company. In addition, there is one legal proceeding alleging fraudulent business acts and practices relating to the recalled products pending against the Company. Following the Recall, the Company formed the Odwalla Nourishment & Food Safety Advisory Council to advise management in developing new industry leadership and practices in the sourcing, production and distribution of Nourishing Beverage products. Beginning in early December 1996, Odwalla reintroduced all apple juice-based products to the market using a Hazard Analysis Critical Control Point Plan, which includes the flash pasteurization of fresh apple juice. The flash pasteurization process rapidly heats the juice for a short period of time to a temperature high enough to kill harmful bacteria yet still retain vitamins, minerals and flavors that diminish in pasteurization processes at higher temperatures and for longer periods of time. The Company incurred significant costs related to the Recall, including public relations, advertising, marketing, legal and other professional fees, costs of reformulating products and costs associated with the flash pasteurization process. Notwithstanding the Recall the Company plans to continue to invest in building an infrastructure capable of sustaining growth and expansion. This, along with other factors, does not allow the Company to reduce costs commensurate with the reduction in sales. Although the Company is still in the planning stages following the Recall, the Company expects the costs associated with the Recall and disruption in sales will result in a significant loss in the first quarter of fiscal 1997 and that the Company will record a significant loss for fiscal year 1997.

         Cost of sales have increased since the Recall due to the significantly reduced production demands in November 1996. Production volume is expected to increase modestly with the reintroduction of the apple juice-based products, with flash-pasteurized apple juice, to the market in early December 1996. However, production costs of the flash pasteurized products will increase cost of sales and will offset any benefit achieved by increased production volume, if any. The Company anticipates that cost of sales will continue to increase as a percentage of net sales following the Recall.

         In late November, the Company completed a reduction in force of approximately 50 employees primarily involved in sales and distribution. In connection with the reduction in force, the Company initiated a sales route restructuring plan and a revised route sales persons compensation plan. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels.

         Marketing costs will increase in fiscal 1997 in both absolute dollars and as a percentage of net sales as a result of planned increases and the Recall. The degree of the increase in marketing costs as a result of the Recall cannot be quantified at this time and will depend upon the results of on-going consumer research, the response of consumers to the reintroduced product line, and other factors affecting the restoration of consumer confidence.

         General and administrative costs will increase in fiscal 1997 in both absolute dollars and as a percentage of net sales. The Company will continue to invest in infrastructure, particularly in information systems, to provide for sustainable growth. The Company also expects to incur significant legal and other professional fees associated with the Recall.

         The Company maintains insurance coverage for first party business risks and intends to present claims to its insurance carriers under the appropriate policies. However, there have been no claims prepared to date and the amount or timing of proceeds, if any, from future insurance claims is not known at this time.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain statements of operations data for the fiscal years ended August 31, 1994, 1995 and 1996. These operating results are not necessarily indicative of the results for any future period.

                                                                              YEAR ENDED AUGUST 31,
                                                              ----------------------------------------------
                                                                    1994             1995               1996
                                                              ---------------   ---------------    ---------
Net sales                                                           100.0%          100.0%             100.0%
Cost of sales                                                        49.5            51.4               50.5
                                                                    -----           -----              -----
Gross margin                                                         50.5            48.6               49.5
Operating expenses
   Sales and distribution                                            34.2            32.3               34.1
   Marketing                                                          2.7             2.5                3.8
   General and administrative                                        10.9            10.0               10.5
Income from operations                                                2.8             3.9                1.2
Interest and other income (expense), net                             (1.1)             .3                 .6
Income tax expense                                                      -            (1.4)               (.7)
Net income                                                            1.7%            2.8%               1.1%

         NET SALES. Net sales for fiscal 1996 increased 65% to $59.2 million compared to $35.9 million in fiscal 1995, and 98% in fiscal 1995 from $18.2 million in fiscal 1994. Net sales growth for fiscal 1996 was attributable primarily to (i) increased sales volume to supermarkets, specialty retailers and natural food stores, (ii) new product sales and (iii) increased sales volumes in newly entered markets.

         Net sales growth for fiscal 1995 was attributable primarily to (i) increased sales volume in existing markets, (ii) sales of new products and (iii) increased sales volume in new markets through acquisitions and growth.

         COST OF SALES. Cost of sales increased 62% to $29.9 million in fiscal 1996 compared to $18.4 million in fiscal 1995, and 105% in fiscal 1995 compared to $9.0 million for fiscal 1994. Gross margin increased from 48.6% in fiscal 1995 to 49.5% in fiscal 1996 after decreasing from 50.5% in fiscal 1994. The increase in gross margin in fiscal 1996 resulted from (i) a decrease in packaging expenses negotiated in the second quarter of the fiscal year and (ii) a decrease in fruit costs in the second half of the year that more than offset the high fruit costs experienced in the first half of the year, especially oranges and apples, as a result of efficiencies achieved in the production processes and greater variety of product mix.

         The decrease in gross margin in fiscal 1995 resulted from (i) an increase in fruit costs, particularly oranges, in the second half of 1995 that more than offset the reduction in fruit costs in the first half of fiscal 1995,
(ii) an increase in freight costs and (iii) an increase in packaging costs. The increases in fiscal 1995 were partially offset by decreases in production-related expenses as a percentage of net sales due to production costs being spread over higher sales volumes.

         SALES AND DISTRIBUTION. Sales and distribution expenses in fiscal 1996 increased 74% to $20.2 million compared to $11.6 million in fiscal 1995, and 87% in fiscal 1995 from $6.2 million in fiscal 1994. Sales and distribution expenses increased as a percentage of net sales in fiscal 1996 to 34.1% compared to 32.3% in fiscal 1995. This increase resulted from higher expenses in less established regions which were offset slightly by greater efficiencies in the more mature regions. Within sales and distribution expenses, direct route expenses increased 81% and support expenses increased 68% in fiscal 1996 compared to fiscal 1995. In fiscal 1995, direct route expenses increased 94% and support expenses increased 82% compared to fiscal 1994. The increases in fiscal 1996 and 1995 resulted from the Company's increased expenses associated with route sales people, including additional and upgraded vehicles and greater support personnel.

         MARKETING. Marketing expenses increased 153% to $2.3 million in fiscal 1996 compared to $891,000 in fiscal 1995, and 84% in fiscal 1995 compared to $484,000 in fiscal 1994. Marketing expenses increased in absolute dollars and as a percentage of net sales in fiscal 1996 as the Company expanded its efforts to enhance stakeholder awareness and incurred professional services related to new product development and communications. Marketing expenses increased in absolute dollars in fiscal 1995 as the Company focused efforts on enhancing stakeholder awareness and incurred costs of salaries and professional services related to new product development and communications. Marketing expenses decreased as a percentage of net sales in fiscal 1995 due to greater growth in net sales.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 74% to $6.2 million in fiscal 1996 and 81% to $3.6 million in fiscal 1995 from $2.0 million in fiscal 1994. As a percentage of net sales, general and administrative expenses increased from 10.0% in fiscal 1995 to 10.5% in fiscal 1996. The increase in general and administrative expenses in absolute dollars and as a percentage of net sales in fiscal 1996 resulted from additions to the Company's management and administrative staff, expanded communications systems and MIS support, and increased staff and management training. General and administrative expenses increased in fiscal 1995 in absolute dollars primarily from additions to the management and administrative staff and an increase in consulting and legal fees. General and administrative expenses decreased as a percentage of net sales in fiscal 1995 to 10.0% from 10.9% in fiscal 1994 due to increases in the Company's sales.

         INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest income in fiscal 1996 of $541,000 compared to net interest income of $91,000 in fiscal 1995. Gross interest income of $635,000 in fiscal 1996 and $247,000 in fiscal 1995 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $94,000 in fiscal 1996 resulted from interest on capital leases. Gross interest expense of $146,000 in fiscal 1995 resulted from interest on capital leases and bank borrowings for the Company's acquisition of J. S. Grant's, Inc. The bank borrowings were repaid from the proceeds of the public offering.

         INCOME TAX EXPENSE. The effective income tax rate for fiscal 1996 of 39% varies from the federal statutory tax rate of 34% primarily due to the effective tax rate of California and other state income taxes. The effective income tax rate for fiscal 1995 of 33% varies from the federal statutory tax rate primarily due to effective tax rate reductions resulting from the elimination of a $60,000 deferred tax valuation allowance partially offset by an increase due to California and other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through three primary sources: private and public sales of equity securities, bank debt and capital lease financing. At August 31, 1996, the Company had working capital of $14.7 million compared to working capital of $17.9 million at August 31, 1995. The decrease resulted primarily from capital expenditures of $6.0 million. At August 31, 1996, the Company had cash, cash equivalents and short term investments of $12.4 million compared to $18.5 million at August 31, 1995.

         Net cash used by operating activities for fiscal 1996 was $456,000. This consisted of net income plus depreciation and amortization and increases in accounts payable and other accrued expenses offset by an increase in accounts receivable and inventory related to increased sales volume as well as an inventory increase due to favorably priced cash purchases (rather than contractual commitments) of frozen purees in late fiscal 1996. Net cash used in investing activities for fiscal 1996 was $5.4 million, consisting primarily of capital expenditures primarily for a new cold storage facility and production equipment at the Dinuba plant. Net cash used in financing activities for fiscal 1996 was $3,000, consisting primarily of $442,000 for the sale of common stock through the exercise of stock warrants and options offset by payments of long-term debt and capital lease obligations.

         In April 1996, the Company entered into a contract to purchase land adjacent to the Dinuba production facility for $215,000. Odwalla paid $10,000 as a deposit when the contract was signed and paid the balance when the purchase was completed in October 1996. In May 1996, the Company entered into an agreement, subject to certain contingencies, to purchase land adjacent to its Half Moon Bay administrative offices and, upon closing on the land purchase, to extend its lease on the administrative offices. The Company completed the transaction in October 1996 at a cost of $351,000, of which $230,000 represents assumption of the existing mortgage (interest at 8.75% per annum, monthly principal and interest payments until maturity in 1999 when the remaining balance of approximately $220,000 is due) on the property. As of August 31, 1996, the Company had entered into purchase commitments for the future delivery of raw materials, approximately $1.5 million of which are under one-year contracts to be completed through May 1997. One three-year contract is also open, requiring purchase of $3.2 million of product, and is to be completed by May 1999. Despite the decrease in production due to the Recall, the Company does not anticipate that it will have excess inventory.

         At August 31, 1996, the Company had $594,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. However, as a result of the Recall, the leasing company used for computer and cooler financing has notified the Company that it has placed a hold on future lease commitments. The Company is currently working with that leasing company and other equipment leasing companies to obtain future lease commitments. There can be no assurance that the Company will be able to use or continue to use such capital lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

         The Company's line of credit expired in March 1996 and the Company is currently seeking to obtain a working capital line of credit. However, there can be no assurance that the Company will be able to obtain such a credit facility from its prior lender or another financial institution at favorable terms, if at all.


         Capital improvements necessary for flash pasteurization and other plant modifications are expected to cost less than $2 million. The improvements will be largely financed through available cash resources or, if available, debt or lease financing.


         The Company anticipates that the increased costs associated with the Recall, including equipment and plant modifications required for flash pasteurization and legal and marketing costs, may cause the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all. If adequate financing is not available, the Company may be required to reduce planned expenditures, particularly in the areas of advertising and marketing, in order to conserve cash.



         While the Company expects a significant loss for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through the end of fiscal year 1997. However, this belief is based on future sales estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required to be filed herewith begin on page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 19, 1996, the Company's Board of Directors, upon recommendation of its Audit Committee, dismissed BDO Seidman, LLP ("BDO Seidman") as the Company's principal independent accountants engaged to audit the Company's financial statements.

         The independent auditor's report of BDO Seidman on the consolidated financial statements of the Company for the three years ended August 31, 1995, dated October 12, 1995, included in the Form 10-KSB for the fiscal year ended August 31, 1995, contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

         In connection with the Registrant's audits for the fiscal years ended August 31, 1994 and 1995, and in the subsequent interim period prior to BDO Seidman's dismissal on June 19, 1996, there were (i) no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with their report; and (ii) no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

         The Registrant has furnished a copy of the disclosure contained in this section to BDO Seidman requesting such firm to respond as to whether it agrees with the information set forth herein relating to such firm. BDO Seidman has responded that it agrees with the statements made herein with respect to such firm and has agreed, as required by Item 304 of Regulation S-K, to furnish to the Registrant a letter addressed to the Securities and Exchange Commission to that effect.

         On June 19, 1996, the Company's Board of Directors, upon recommendation of its Audit Committee, approved the appointment of Price Waterhouse LLP ("Price Waterhouse") as principal independent accountants to audit the Company's financial statements for the fiscal year ending August 31, 1996, in place of BDO Seidman.

         During the two most recent fiscal years and through June 19, 1996, the Registrant has not consulted with Price Waterhouse regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements and either a written report was provided to the Registrant or oral advice was provided that Price Waterhouse concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (2) any matter that was either the subject of a "disagreement" or a "reportable event" (as such terms are defined in Item 304(a)(1) of Regulation S-K).

                                    PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

         Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for their 1996 fiscal year transactions in the Common Stock and their Common Stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1996 fiscal year, the Company believes that all executive officers and Board members complied with all their reporting requirements under Section 16(a) for such fiscal year.

                        EXECUTIVE OFFICERS AND DIRECTORS

         Certain information about the Company's directors and executive officers as of December 9, 1996 is listed below:

Name                                      Age       Position
----                                      ---       --------
Greg A. Steltenpohl                       42        Chairman of the Board
D. Stephen C. Williamson                  38        Chief Executive Officer
Michael S. Young                          45        Senior Vice President, MIS/Operations and Chief Operating
                                                    Officer
Penelope A. Douglas                       44        Senior Vice President/Chief Learning Officer, Human Resources
Michael G. Casotti                        38        Vice President, Sales
James R. Steichen                         47        Vice President, Finance and Chief Financial Officer
Frank J. Ballentine                       38        Vice President, Manufacturing
Kenneth H. Ausubel                        45        Director
Lauren M. Doliva, Ph.D. (1)(2)            48        Director
Martin S. Gans (1)(2)                     45        Director

----------
(1) Member of Audit Committee
(2) Member of Compensation Committee

         GREG A. STELTENPOHL, the founder of the Company, has served as Chairman of the Board since June 1996. Prior to that date, Mr. Steltenpohl served as Co-Chairman of the Board and Co-Chief Executive Officer from January 1995 to June 1996. From the Company's incorporation in December 1985 until January 1995, Mr. Steltenpohl served as Chairman of the Board and Chief Executive Officer. In addition, Mr. Steltenpohl served as the Company's President from November 1985 until May 1992. Mr. Steltenpohl holds a B.S. degree in environmental sciences from Stanford University.

         D. STEPHEN C. WILLIAMSON has served as Chief Executive Officer since June 1996. Prior to that time, Mr. Williamson served as Co-Chairman of the Board and Co-Chief Executive Officer from January 1995 to June 1996 and as Chief Financial Officer of the Company from March 1991 to August 1996. Mr. Williamson also served as the Company's President from May 1992 until January 1995. From 1988 to March 1991, Mr. Williamson was a general partner of Ellistan Partners, a private investment firm. Prior to that, Mr. Williamson worked as an analyst and an associate at First Boston Corp. Mr. Williamson holds a B.A. degree in history from the University of California at Berkeley. He is also a director of Avenal Land & Oil Company, a private investment company.

         MICHAEL S. YOUNG has served as the Company's Senior Vice President, MIS/Operations and Chief Operating Officer since July 1994. From 1991 to 1994, he served as Vice President, Strategic Information Systems of Kransco Group Companies, a toy company. From 1978 to 1991, he was employed by Colgate-Palmolive

Company, a consumer products company where he held several directorship positions in the area of information systems, most recently as Director - Information Systems, United States. Mr. Young holds a B.S. degree in Mathematics and Economics from the University of Toronto.

         PENELOPE A. DOUGLAS has served as Senior Vice President/Chief Learning Officer, Human Resources since September 1996. From 1990 to 1996, Ms. Douglas was Chief Administrative Officer at Morrison & Forester. Ms. Douglas holds a B.
A. degree from Smith College.

         MICHAEL G. CASOTTI has served as Vice President, Sales since February 1996. From 1983 to 1996, Mr. Casotti was employed by Nestle Beverage Company, most recently serving as Customer Division Manager from 1994 to 1996. From 1990 to 1994, Mr. Casotti was the National Sales Manager for Sark's Gourmet Coffee, a division of Nestle Beverage Company. Mr. Casotti holds a B. S. in Marketing from California State University at Northridge.

         JAMES R. STEICHEN has served as Vice President, Finance and Chief Financial Officer since September 1996. From May 1996 to August 1996, Mr. Steichen served as Vice President, Finance and had served as a consultant to the Company since August 1995. Prior to that, he had been a partner with BDO Seidman, LLP since December 1990. Mr. Steichen is a Certified Public Accountant and holds a B.S. degree from the University of South Dakota.

         FRANK J. BALLENTINE has served as Vice President, Manufacturing since July 1995. From February 1990 to July 1995, Mr. Ballentine served as Logistics Manager at Zacky Foods, Inc. Mr. Ballentine holds a B. S. degree in Vineyard and Winery Management from the University of California at Davis and an MBA from California State University in Fresno.

         KENNETH H. AUSUBEL has been a director of the Company since January 1995. Mr. Ausubel has been Director of New Business Development for Nutraceutix, Inc., a nutraceutical products company, since November 1994. From April 1989 to March 1994, Mr. Ausubel served as Chief Executive Officer of Seeds of Change, Inc., an organic seed company that Mr. Ausubel co-founded. Mr. Ausubel holds a B.A. in psychology from Columbia University.

         LAUREN M. DOLIVA, PH.D. has been a director of the Company since December 1994. Dr. Doliva is a partner and director of Heidrick & Struggles, an executive search consulting firm. She has been a consultant with Heidrick & Struggles since 1984 and was promoted to partner in 1985 and to director in 1986. From 1981 to 1984, Dr. Doliva served as Assistant to the President of LucasFilm, Ltd. Dr. Doliva holds a Ph.D. in counseling psychology from the University of California, Berkeley, an M.A. in teaching from Harvard University and a B.A. in history from the University of California, Los Angeles.

         MARTIN S. GANS has been a director of the Company since December 1992. Mr. Gans served as Executive Vice President and Chief Financial Officer of Sun World International, Inc. from 1978 until 1987, and he was a partner at Touche Ross & Co., an accounting firm, from 1972 until 1978. Mr. Gans is a certified public accountant and holds a B.B.A. from the University of Miami and an M.B.A. from Northwestern University. Mr. Gans is also a director of Best Collateral, Inc., a publicly-traded company. In addition, Mr. Gans is a director of a number of private companies, including International Storage Management, N.V. and LSL Biotechnologies, Inc.

---------------

TRANSFER AGENT AND REGISTRAR               INDEPENDENT ACCOUNTANTS
ChaseMellon Shareholder Services           Price Waterhouse LLP
50 California Street, 10th Floor           555 California Street, Suite 3600
San Francisco, CA  94111                   San Francisco, CA  94104

LEGAL COUNSEL
Brobeck, Phleger & Harrison LLP
Two Embarcadero Place
2200 Geng Road
Palo Alto, CA  94303


ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned, by the Company's current Chief Executive Officer and former Co-Chief Executive Officer and the four other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended August 31, 1994, 1995 and 1996. The listed individuals shall be hereinafter referred to as the "Named Officers."

                                            SUMMARY COMPENSATION TABLE
                                                                              Long-Term
                                                                            Compensation
                                        Annual Compensation                    Awards
                                   ----------------------------------       -------------
                                                                             Securities
Name and Principal                                                           Underlying         All Other
    Position                       Years     Salary($)          Bonus       Options(#)(1)   Compensation (2)
------------------                 -----     ---------          -----       -------------   ----------------
D. Stephen C. Williamson(3)        1996     $  125,481        $      --          20,000        $      --
  Chief Executive                  1995     $  125,000        $      --              --        $      --
  Officer                          1994     $   78,954        $      --         105,000(4)     $      --

Greg A. Steltenpohl(5)             1996     $  125,481        $      --          20,000        $      --
  Chairman of the Board            1995     $  125,000        $      --              --        $      --
                                   1994     $  100,794        $      --          90,000(6)     $      --

Michael S. Young                   1996     $  125,481        $      --          20,000        $     928
  Senior Vice President,           1995     $  125,000        $      --          60,000        $      --
  MIS/Operations and               1994     $    7,212(7)     $      --              --        $      --
   Chief Operating Officer

James R. Steichen                  1996     $  111,028(8)     $      --          25,000        $      --
  Chief Financial                  1995     $       --        $      --              --        $      --
  Officer                          1994     $       --        $      --              --        $      --

-----------------

(1) The options listed in the table were granted under the Company's Stock Option Plan.

(2) Represents the Company's matching 401(k) plan contribution.

(3) Mr. Williamson served as Co-Chairman of the Board and Co-Chief Executive Officer with Mr. Steltenpohl from January 1995 to June 1996.

(4) Includes options to purchase 30,000 shares granted to Mr. Williamson during fiscal 1995 in consideration of a salary increase in fiscal 1994 that Mr. Williamson elected to completely forego. Such options have a five-year term, have an exercise price of $8.62 per share (110% of the fair market value of the Common Stock on the date of grant) and are fully vested as of the date of grant.

(5) Mr. Steltenpohl served as Co-Chairman of the Board and Co-Chief Executive Officer with Mr. Williamson from January 1995 to June 1996.

(6) Includes options to purchase 15,000 shares granted to Mr. Steltenpohl during fiscal 1995 in consideration of a salary increase in fiscal 1994 that Mr. Steltenpohl elected to partially forego. Such options have a five-year term, have an exercise price of $8.62 per share (110% of the fair market value of the Common Stock on the date of grant) and are fully vested as of the date of grant.

(7) Reflects salary paid to Mr. Young from July 1994 through August 1994, based on annual salary of $125,000.

(8) Reflects consulting fees of $70,163 paid to Mr. Steichen prior to May 1996 when he became Vice President, Finance. Mr. Steichen was appointed Chief Financial Officer effective September 1, 1996. Mr. Williamson was Chief Financial Officer during fiscal 1996.

STOCK OPTIONS

         The following table contains information concerning the stock option grants made to each of the Named Officers for the 1996 fiscal year. No stock appreciation rights were granted to those individuals during such year.

                                                                                             POTENTIAL REALIZABLE
                                                          INDIVIDUAL GRANT                     VALUE AT ASSUMED
                                                  -------------------------------------         ANNUAL RATES OF
                                  NUMBER OF       PERCENT OF                                        STOCK
                                 SECURITIES     TOTAL  OPTIONS                                PRICE APPRECIATION
                                 UNDERLYING       RANTED TO        EXERCISE                   FOR OPTION TERM (3)
                                   OPTIONS        EMPLOYEES IN      PRICE     EXPIRATION    ---------------------
NAME                             GRANTED(1)       FISCAL YEAR    ($/SHARE)(2)    DATE          5%            10%
----                             ----------       -----------    ------------    ----       --------       -----
D. Stephen C. Williamson......    20,000             7.38%        $22.28        9/2/00      $123,083   $271,982
Greg A. Steltenpohl...........    20,000             7.38%        $22.28        9/2/00      $123,083   $271,982
Michael S. Young..............    20,000             7.38%        $20.25        9/2/05      $254,702   $645,466
James R. Steichen.............    25,000             9.23%        $20.25        9/2/05      $318,378   $806,832

---------------

(1) The options were granted under the Company's Stock Option Plan on May 3, 1996, with a vesting commencement date of September 1, 1995. The options granted to Messrs. Williamson and Steltenpohl have a maximum term of 5 years and the options granted to Messrs. Young and Steichen have a maximum term of 10 years, all measured from the vesting commencement date, subject to earlier termination upon the optionee's cessation of service with the Company. All options will vest as to 1/60th of the shares each month.

(2) The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the Federal and state income and employment tax liability incurred by the optionee in connection with such exercise.

(3) There is no assurance provided to the option holder or any other holder of the Company's securities that the actual stock price appreciation over the five- or 10-year option term will be at the 5% and 10% assumed annual rates of compounded stock price appreciation.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information concerning option exercises and option holdings for the 1996 fiscal year by each of the Named Officers. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                           OPTIONS AT FY-END                 FY-END (2)
                                       --------------------------  -----------------------------
NAME                                   EXERCISABLE  UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
----                                   -----------  -------------  -----------     -------------
D. Stephen C. Williamson                  74,000        51,000      $623,950        $342,125
Greg A. Steltenpohl                       59,000        51,000      $507,475        $342,125
Michael S. Young                          29,000        51,000      $213,625        $299,075
James R. Steichen                          5,000        20,000      $      -        $     --

--------------
(1) Based on the fair market value of the purchased option shares at the time of exercise less the option exercise price paid for those shares.

(2) Based on the fair market value of the shares at the end of the 1996 fiscal year ($16.375 per share) less the option exercise price payable for those shares.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of December 9, 1996 by (i) each director and (ii) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                                 Beneficial Ownership (1)
                                                                                Number of       Percent of
    Beneficial Owner                                                             Shares          Total (2)
    ----------------                                                             ------          ---------
D. Stephen C. Williamson (3).............................................       681,563           13.48%
c/o Odwalla, Inc.
120 Stone Pine Road
Half Moon Bay, CA  94019

Greg A. Steltenpohl (4)..................................................       647,736           12.85%
c/o Odwalla, Inc.
120 Stone Pine Road
Half Moon Bay, CA  94019

Kenneth H. Ausubel (5)...................................................         1,350              *
Lauren M. Doliva.........................................................         3,000              *
Martin S. Gans...........................................................        41,658              *

Directors and executive officers as a group (9 persons) (8)..............     1,427,967           27.58%

---------------
  *  Less than one percent

 (1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

 (2) Percentage of ownership is based on 4,972,355 shares of Common Stock outstanding on December 9, 1996, adjusted as required by rules promulgated by the SEC.

 (3) Includes 41,250 shares of Common Stock held by Alexandra Bowes, Mr. Williamson's wife, and 197,939 shares held by Willy Juice Partners, a limited partnership of which Mr. Williamson is the general partner. Mr. Williamson disclaims beneficial ownership of shares held by Willy Juice Partners, except to the extent of his pecuniary interest therein. Also includes 81,917 shares of Common Stock subject to options exercisable within 60 days of December 9, 1996.

 (4) Includes 232,785 shares of Common Stock held by Bonnie Bassett Steltenpohl, Mr. Steltenpohl's wife, and 11,539 shares held by the Estate of Benita Johnson, of which Mr. Steltenpohl is the executor. Also includes 66,917 shares of Common Stock subject to options exercisable within 60 days of December 9, 1996.

 (5) Also includes 1,125 shares of Common Stock subject to options exercisable within 60 days of December 9, 1996.

 (6) Also includes 3,000 shares of Common Stock subject to options exercisable within 60 days of December 9, 1996.

 (7) Also includes 3,000 shares of Common Stock subject to options exercisable within 60 days of December 9, 1996.

 (8) Includes the following shares of Common Stock subject to options exercisable within 60 days of December 9 1996: Mr. Ballentine, 2,125 shares; Mr Casotti, 3,667 shares; Mr. Steichen, 7,083 shares; Mr. Young, 35,667 shares.

COMPLIANCE WITH THE REPORTING REQUIREMENTS OF SECTION 16(A)

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended August 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one monthly transaction report of both Mr. Ausbel and Mr. Ballentine were filed late.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Steltenpohl is a 50 percent owner of the Davenport property at which certain marketing offices and warehouse facilities are located (the "Davenport Property"). The Company leases the Davenport Property at a monthly rent of $9,320 pursuant to a lease that expires in July 1999 with respect to its office facilities and July 1998 for the warehouse facilities. The rent payable under this lease will be adjusted in August 1998 based on the percentage increase in the United States Department of Labor, Bureau of Labor Statistics, Consumer Price Index for All Urban Consumers for the San Francisco-Oakland-San Jose area. The Company believes that the rental terms of the Davenport Property lease are fair and reasonable and no less favorable than those that would be available to the Company in a transaction with an unaffiliated lessor.

         In December 1995, the Company's Board of Directors authorized the Company's employment of Nina Simons, who is the wife of Mr. Ausubel. Ms. Simons serves as the Company's Director of Strategic Marketing Initiatives. Her annual salary is $60,000 plus approximately $400 per month for home office facilities.

         In June 1996, the Company's Board of Directors authorized the Company to enter into a consulting arrangement with a consulting company solely owned by Mr. Ausubel. The contract was approved by a majority of disinterested directors and was entered into on standard industry terms. Payments to Mr. Ausubel under this arrangement were less than $60,000 in fiscal 1996.

         In April 1995, the Company's Board of Directors authorized the Company to enter into an executive search contract with Heidrick & Struggles, an executive search firm of which Dr. Doliva, a director of the Company, is a partner and Director. The contract was approved by a majority of disinterested directors and was entered into on standard industry terms. Payments to Heidrick & Struggles in fiscal 1996 totaled $74,000.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT
NUMBER                           DESCRIPTION

 3.1*    Amended and Restated Articles of Incorporation of the Registrant.

 3.2*    Bylaws of the Registrant, including all related amendments.

 4.1*    Reference is made to Exhibits 3.1 and 3.2.

 4.2** Investors' Rights Agreement dated August 31, 1992 between the Registrant and Silicon Valley Bank.

 4.3** Registration Rights Agreement dated March 27, 1991 between the Registrant and Silicon Valley Bank.

 4.4** Registration Rights Agreement dated March 25, 1992 between the Registrant and Silicon Valley Bank.

 10.1** Form of Indemnity Agreement entered into between the Registrant and its directors and officers.

 10.2* Registrant's Stock Option Plan, as amended (and related stock option grant forms).

 10.3** License Agreement dated October 18, 1993 between Pacific Asia Marketing Ltd. and the Registrant.

 10.4** Purchase Option Agreement dated September 15, 1993 between the Registrant and Richard A. Long.

 10.5*** Loan and Security Agreement dated January 30, 1995, as amended between the Registrant and Silicon Valley Bank.

 10.6** Promissory Note dated March 1, 1993 between the Registrant and Greg A. Steltenpohl.

 10.7** Promissory Note dated March 1, 1993 between the Registrant and Bonnie Bassett Steltenpohl.

 10.8* Lease Agreement between Fred M. Bailey and Bren E. Bailey and the Registrant, dated December 6, 1982 as amended on June 19, 1991, November 13, 1991, and July 22, 1994. 10.9* Registrant's 1994 Non-Employee Directors' Stock Option Plan (and related stock option grant forms).

 10.10+ Asset Purchase Agreement dated January 31, 1995 by and among Registrant, J.S. Grant's Inc., Grant Peck and Michael Delaney.

 10.11++ Supply and License Agreement dated January 12, 1995 between the
         Registrant and Trinity Springs Ltd.

 10.12 Office Lease dated June 1995 by and between University Bank & Trust Company of Palo Alto and Registrant.

 11.1    Statement of Computation of Common and Common Equivalent Shares.

 16.1+++ Letter Regarding Change in Certifying Accountant

 23.1    Consent of Price Waterhouse LLP

 23.2    Consent of BDO Seidman, LLP

 27.1    Financial Data Schedule

----------

 * Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended August 31, 1994, as filed with the SEC.

 ** Incorporated by reference to Registrant's Registration Statement on Form SB-2, SEC File No. 33-71530-LA, as filed with the SEC on November 9, 1993, as amended.

 *** Incorporated by reference to Registrant's Report on Form 10-QSB for the fiscal quarter ended February 28, 1995.

 + Incorporated by reference to Registrant's Report on Form 8-K as filed with the SEC on February 13, 1995, as amended.

 ++ Incorporated by reference to Registrant's Registration Statement on Form SB-2, SEC File No. 33-91170, as filed with the SEC on April 13, 1995, as amended.

 +++ Incorporated by reference to Registrant's Report on Form 8-K, SEC File No. 0-23036, as filed with the SEC on June 25, 1996.

        (b)     REPORTS ON FORM 8-K.

         The Company filed a current report on Form 8-K (the "Report") (File No. 0-23036) with the Securities and Exchange Commission on June 25, 1996. The Report contained information regarding the change in the Company's principal independent accountants from BDO Seidman, LLP to Price Waterhouse LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 1996.

                                            ODWALLA, INC.

                                            By /s/ D. STEPHEN C. WILLIAMSON
                                               --------------------------------
                                                 D. Stephen C. Williamson
                                                 Chief Executive Officer

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Stephen C. Williamson, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                    TITLE                            DATE
/s/ D. STEPHEN C. WILLIAMSON                       Chief Executive Officer            December 12, 1996
------------------------------------------        (Principal Executive Officer)
D. Stephen C. Williamson

/s/ GREG A. STELTENPOHL                            Chairman of the Board              December 12, 1996
------------------------------------------
Greg A. Steltenpohl

/s/ KENNETH H. AUSUBEL                             Director                           December 11, 1996
------------------------------------------
Kenneth H. Ausubel

/s/ LAUREN M. DOLIVA                               Director                           December 10, 1996
------------------------------------------
Lauren M. Doliva

/s/ MARTIN S. GANS                                 Director                           December 11, 1996
------------------------------------------
Martin S. Gans

/s/ JAMES R. STEICHEN                              Chief Financial Officer            December 12, 1996
------------------------------------------         (Principal Financial and
James R. Steichen                                  Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ODWALLA, INC.

                                                                        PAGE
                                                                      --------
Reports of Independent Accountants                                    F-2 - F-3

Consolidated Balance Sheets                                           F-4

Consolidated Statements of Operations                                 F-5

Consolidated Statements of Changes in Shareholders' Equity            F-6

Consolidated Statements of Cash Flows                                 F-7

Notes to Consolidated Financial Statements                            F-8 - F-18

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Odwalla, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Odwalla, Inc. and its subsidiary at August 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 16 to the consolidated financial statements, the Company recalled certain of its products on October 30, 1996. As a result, net sales for November declined significantly and the Company expects to report a significant loss in the first quarter and for fiscal year 1997. The Company intends to present claims to its insurance carriers for certain recall-related losses. In addition, several personal injury claims and legal proceedings have been filed against the Company since the recall.

Price Waterhouse LLP

San Francisco, California
October 21, 1996, except as to Note 16,
  which is as of December 11, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Odwalla, Inc.
Half Moon Bay, California

We have audited the accompanying balance sheet of Odwalla, Inc. as of August 31, 1995 and the related statements of operations, changes in shareholders' equity and cash flows of Odwalla, Inc. for each of the two years in the period ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odwalla, Inc. at August 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1995 in conformity with generally accepted accounting principles.

BDO Seidman, LLP

San Francisco, California
October 12, 1995

                                  ODWALLA, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  AUGUST 31,
                                                                              -------------------
                                                                              1995           1996
                                                                              ----           ----
Current assets
     Cash and cash equivalents (Note 2)                                      $11,786       $ 5,975
     Short term investments (Note 2)                                           6,710         6,438
     Trade accounts receivable, less allowance for doubtful
         accounts of $166 and $306                                             3,478         5,302
     Inventories (Note 3)                                                      1,586         3,294
     Prepaid expenses and other                                                  573           964
     Deferred tax asset (Note 9)                                                  31           307
                                                                             -------       -------

            Total current assets                                              24,164        22,280
                                                                             -------       -------

Plant, property and equipment, net (Notes 4 and 8)                             8,283        12,641
                                                                             -------       -------

Other assets
     Officer and shareholder loans (Note 5)                                       84           117
     Excess of cost over net assets acquired, net of accumulated
         amortization of $69 and $178 (Note 6)                                 1,549         1,442
         Covenants not to compete, net of accumulated amortization
            of $89 and $226 (Note 6)                                           1,011           874
     Other noncurrent                                                            390           346
                                                                             -------       -------
                Total other assets                                             3,034         2,779
                                                                             -------       -------

                Total assets                                                 $35,481       $37,700
                                                                             =======       =======

Current liabilities
     Accounts payable                                                        $ 4,360       $ 5,308
     Accrued payroll and related items                                           998         1,096
     Income taxes payable (Note 9)                                               410           281
     Other accruals                                                              112           581
     Current maturities of capital lease obligations (Note 8)                    242           210
     Current maturities of long-term debt (Note 7)                               124           149
                                                                             -------       -------

            Total current liabilities                                          6,246         7,625

Capital lease obligations, less current maturities (Note 8)                      600           384
Long-term debt, less current maturities (Note 7)                                  88            90
Other                                                                             48            27
                                                                             -------       -------

Total liabilities                                                              6,982         8,126
                                                                             -------       -------

Commitments and contingencies (Notes 8 and 16)

Shareholders' equity
     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 4,890,860 and 4,945,095                      28,371        28,813
     Retained earnings                                                           128           761
                                                                             -------       -------

Total shareholders' equity                                                    28,499        29,574
                                                                             -------       -------

Total liabilities and shareholders' equity                                   $35,481       $37,700
                                                                             =======       =======


          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED AUGUST 31,
                                                      ------------------------------------
                                                      1994             1995           1996
                                                      ----             ----           ----
Net sales                                           $ 18,153        $ 35,869        $ 59,197

Cost of sales                                          8,984          18,425          29,889
                                                    --------        --------        --------

    Gross profit                                       9,169          17,444          29,308
                                                    --------        --------        --------

Operating expenses
    Sales and distribution                             6,212          11,588          20,158
    Marketing                                            484             891           2,257
    General and administrative                         1,973           3,576           6,206
                                                    --------        --------        --------

            Total operating expenses                   8,669          16,055          28,621
                                                    --------        --------        --------

Income from operations                                   500           1,389             687

Other (expense) income
    Other                                               --                17            (195)
    Interest (expense) income, net (Note 12)            (199)             91             541
                                                    --------        --------        --------

Income before income taxes                               301           1,497           1,033

Income tax expense (Note 9)                             --              (500)           (400)
                                                    --------        --------        --------

Net income                                          $    301        $    997        $    633
                                                    ========        ========        ========

Net income per common share                         $   0.08        $   0.22        $   0.12
                                                    ========        ========        ========

Weighted average common and common equivalent
    shares outstanding                                 3,623           4,472           5,420
                                                    ========        ========        ========








          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                         Series A              Series B
                                                                     ----------------     -----------------
                                               Common Stock           Preferred Stock       Preferred Stock    Retained
                                           -------------------       ----------------     -----------------    earnings
                                           Shares       Amount       Shares    Amount     Shares     Amount    (deficit)      Total
                                           ------       ------       ------    ------     ------     ------    ---------      -----


Balance, September 1, 1993                  1,418    $   345           346     $   739    927     $ 2,908      $(1,170)     $ 2,822

   Conversion of Preferred Stock to
      common stock (Note 11)                1,273      3,647          (346)       (739)  (927)     (2,908)          --           --
   Proceeds from initial public
       offering (Note 11)                   1,050      5,586            --          --     --          --           --        5,586
   Exercise of Common Stock Options             3         10            --          --     --          --           --           10
   Net income for the year                     --         --            --          --     --          --          301          301
                                          -------    -------       -------     -------   ----     -------      -------      -------

Balance, August 31, 1994                    3,744      9,588            --          --     --          --         (869)       8,719

   Proceeds from public offering            1,065     18,594            --          --     --          --           --       18,594
   Exercise of Common Stock Options
      and warrants, including related
      tax benefits (Note 11)                   82        189            --          --     --          --           --          189
   Net income for the year                     --         --            --          --     --          --          997          997
                                          -------    -------       -------     -------   ----     -------      -------      -------

Balance, August 31, 1995                    4,891     28,371            --          --     --          --          128       28,499

   Exercise of Common Stock Options,
      including related tax benefits
      (Note 11)                                54        442            --          --     --          --           --          442
   Net income for the year                     --         --            --          --     --          --          633          633
                                          -------    -------       -------     -------   ----     -------      -------      -------

Balance, August 31, 1996                    4,945    $28,813            --     $    --     --     $    --      $   761      $29,574
                                          =======    =======       =======     =======   ====     =======      =======      =======







































          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Year ended August 31,
                                                                          ----------------------------------
                                                                          1994             1995             1996
                                                                          ----             ----             ----
Cash flows from operating activities
   Net income                                                         $    301        $    997          $    633
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation                                                      676             913             1,288
         Amortization                                                        8             152               244
         Deferred tax asset                                                (67)             36              (276)
         Loss (gain) on sale of assets                                      (9)             --               202
         Changes in assets and liabilities
            Trade accounts receivable                                     (447)         (1,679)           (1,824)
            Inventories                                                   (450)           (537)           (1,708)
            Prepaid expenses and other current assets                     (115)           (239)             (391)
            Other noncurrent assets                                       (164)           (119)               11
            Accounts payable                                               451           2,201               948
            Accrued payroll and related items                               73             524                98
            Other accrued liabilities                                      (43)             24               448
            Income taxes payable                                            --             410              (129)
                                                                      --------        --------          --------
Net cash provided by (used in) operating activities                        214           2,683              (456)
                                                                      --------        --------          --------

Cash flows used in investing activities
   Purchase of J.S. Grant's business assets, including covenant
      not to compete                                                        --          (2,525)               --
   Capital expenditures                                                 (1,464)         (2,231)
   Purchase of short-term investments                                       --          (6,710)               --
   Sale of short-term investments, net                                      --              --               272
   Other investing activities                                               --            (100)               --
   Payment for purchase of Dharma Juice Company                           (230)             --                --
   Proceeds from sale of assets                                              9              --                57
                                                                      --------        --------          --------
Net cash used in investing activities                                   (1,685)        (11,566)           (5,352)
                                                                      --------        --------          --------

Cash flows from financing activities
   Principal payments under long-term debt                              (2,434)         (1,196)             (197)
   Proceeds from issuance of long-term debt                                 --           1,149                --
   Payments of obligations under capital leases                           (269)           (204)             (248)
   Sale of common stock                                                  5,596          18,783               442
                                                                      --------        --------          --------
Net cash provided by (used in) financing activities                      2,893          18,532                (3)
                                                                      --------        --------          --------

Net increase (decrease) in cash and cash equivalents                     1,422           9,649            (5,811)

Cash and cash equivalents, beginning of period                             715           2,137            11,786
                                                                      --------        --------          --------

Cash and cash equivalents, end of period                              $  2,137        $ 11,786          $  5,975
                                                                      ========        ========          ========

Cash paid during the year for:

   Interest                                                           $    262        $    146          $     94
   Income taxes                                                       $     59        $     42          $    219


Noncash investing and financing activities: During 1994, the Company incurred capital lease obligations of $249,000 to purchase equipment. During 1994, the Company entered into a covenant not to compete, requiring payments totaling $110,000, in connection with the Dharma purchase (Note 6). During 1994, 1,273,209 shares of preferred stock were exchanged for 1,273,209 shares of common stock. During 1995, the Company assumed approximately $135,000 of capital lease obligations in connection with the acquisition of J.S. Grant's, Inc. (Note
6). During 1996, the Company purchased property in Dinuba by issuing a $225,000 note payable.

          See accompanying notes to consolidated financial statements.

                                 ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

   Business. Odwalla, Inc. ("Odwalla" or the "Company") was incorporated in California on September 19, 1985. Odwalla is a leading branded fresh juice and beverage company in the country, serving selected markets in the western United States and the province of British Columbia. Odwalla's complete product line consists of more than 30 juice blends and natural spring water.

   Principles of Consolidation. In January 1996, the Company formed a wholly owned subsidiary, Odwalla Canada, Inc. ("Odwalla Canada"), under the laws of British Columbia. The accompanying consolidated financial statements include the accounts of the Company and Odwalla Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

   Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Cash Equivalents. The Company considers all investments with an initial maturity of three months or less to be cash equivalents.

   Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   Plant, Property, Equipment and Depreciation. Plant, property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. For assets under capital leases, amortization is based upon the shorter of the lease term or useful life and is included with depreciation expense.

   Estimated useful lives are as follows:

   Buildings and building improvements ..........................    7 to 35 years
   Leasehold improvements........................................    5 to 15 years
   Machinery and equipment.......................................    5 to 15 years
   Vehicles......................................................          5 years
   Other.........................................................     3 to 7 years


    Excess of Cost over Net Assets Acquired. The excess of cost over net assets acquired, which relates to the Company's acquisitions of Dharma Juice Company and J. S. Grant's, Inc., are being amortized over a 15-year period using the straight-line method. Periodically, the recoverability of the excess of cost over net assets acquired is evaluated by comparing estimated future income to projections made at the time of acquisition.

   Covenants Not to Compete. The covenants not to compete associated with the acquisitions of Dharma Juice Company (four-year term), J. S. Grant's, Inc. (ten-year term) and the expansion into a new regional market (five-year term) are being amortized using the straight-line method over the terms of the agreements.

   Deferred Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Revenue Recognition. Net sales are recognized at the time of delivery to the customer. A reserve for returns is recorded at the time of sale.

                                  ODWALLA, INC.

1.  BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    Accounting for Stock-Based Compensation. In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued which establishes accounting and reporting standards for stock-based compensation plans. The Company is required to adopt this standard in fiscal 1997. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company intends to continue the use of the intrinsic value-based method. As a result, adoption of this standard will not have any effect to the Company's consolidated financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting.

    Net Income Per Share. Net income per common and common equivalent share using the weighted average number of common and common equivalent shares outstanding was computed by applying Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB 83). Pursuant to SAB 83, common and common equivalent shares issued by the Company during the 12 months immediately preceding its initial public offering at a price below the initial public offering price together with common share equivalents which result from the grant of common stock options and warrants having exercise prices below the initial public offering price during the same period have been included in the calculation of the shares used in computing net income per share as if they were outstanding for all periods prior to the initial public offering. Net income per share for periods subsequent to the initial public offering have been computed using the treasury stock method, under which the number of shares outstanding includes an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such options and warrants to repurchase shares of the Company's common stock at current market prices.

    Reclassification. Certain 1994 and 1995 operating expenses previously included in sales and distribution expense have been reclassified to marketing and general and administrative expenses to conform to 1996 classifications. Short-term investments transactions have been classified as an investing activity in the consolidated statement of cash flows in 1996 to more accurately reflect the nature of the investments; 1995 short-term investments transactions have been reclassified to conform with the 1996 presentation.

2.  CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash and cash equivalents include cash management funds totaling $10,678,000 and $5,726,000 at August 31, 1995 and 1996. Cash management funds are generally invested in money market and tax-free municipal bond funds. The carrying amount approximates fair value because of the short maturity of these instruments.

   Short-term investments consist primarily of U. S. Government securities and tax free municipal bonds. The carrying amount of these investments approximates fair value. Interest income, net, includes $242,000 of interest earned from these investments.

                                  ODWALLA, INC.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                             AUGUST 31,
                                                      -----------------------
                                                        1995            1996
                                                      --------         ------


          Raw materials                             $    1,267       $   2,793
          Packaging supplies and other                      37             151
          Finished product                                 282             350
                                                    ----------       ---------

          Total                                     $    1,586       $   3,294
                                                    ==========       =========


4.       PLANT, PROPERTY AND EQUIPMENT

         Plant, property and equipment consist of the following (in thousands):

                                                             AUGUST 31,
                                                       ----------------------
                                                        1995           1996
                                                       --------       ------
Land                                                 $    100        $    411
Buildings and building improvements                     2,943           6,339
Leasehold improvements                                  1,785           2,287
Machinery and equipment                                 4,675           5,242
Vehicles                                                1,134             619
Other                                                   1,440           2,693
                                                     --------        --------
                                                       12,077          17,591
Less accumulated depreciation and amortization         (3,794)         (4,950)
                                                     --------        --------

Plant, property and equipment, net                   $  8,283        $ 12,641
                                                     ========        ========


         The above includes leased property under capital leases as described in
Note 8.

5.       OFFICER AND SHAREHOLDER LOANS

         At August 31, 1995 and 1996, outstanding loans to officers totaled $74,000 and $106,000, and outstanding loans to other shareholders totaled $10,000 and $11,000. These loans bear interest at rates from 0% to 7.5% and are due at various dates through 2001.

6.       BUSINESS ACQUISITIONS

         In January 1995, the Company acquired substantially all of the assets of the fresh juice business of J.S. Grant's, Inc., a Colorado corporation ("Grant's"). The acquired assets included cash, accounts receivable, inventory, machinery, equipment and supplies, intangible assets such as recipes, formulations, trade secrets, trade names, and goodwill (collectively, the "Assets"). Odwalla purchased the Assets for approximately $1.59 million, including approximately $94,000 of legal, accounting and other costs incurred by the Company. The acquisition resulted in an excess of costs over net assets acquired of $1.46 million, which is being amortized over 15 years on a straight line basis.

         Odwalla entered into a ten year non-competition agreement with each of the two former officers of Grant's for an aggregate consideration of $890,000. The non-competition agreements are being amortized over ten years on a straight line basis.

                                  ODWALLA, INC.

6.       BUSINESS ACQUISITIONS (CONTINUED)

         The acquisition was accounted for as a purchase and, accordingly, Grant's financial results are included in the Company's financial statements from January 31, 1995. The following pro forma results are unaudited and reflect purchase accounting adjustments assuming the acquisition occurred at the beginning of each period (in thousands, except per share data).

                                 YEAR ENDED
                                  AUGUST 31,
                          -----------------------
                            1994           1995
                          --------        ------
Net sales                  $22,080       $37,325
Net income                      12           728
Net income per share       $  0.00       $  0.16


         In June 1995, Odwalla entered into a five year non-competition agreement with an individual for $100,000 in connection with the expansion into a new regional market. The non-competition agreement is being amortized over five years on a straight line basis.

7.       LONG-TERM DEBT

         The Company's long-term debt consists of (a) $89,000 of equipment notes payable, interest at 9% to 14%, payable in monthly principal and interest installments and (b) a promissory note for $150,000, payable in annual principal installments of $75,000 plus interest at 5%. Principal payments of $149,000, and $90,000 are due in 1997 and 1998.

         In conjunction with prior loan agreements, the bank received warrants to acquire 18,000 shares of the Company's common stock at $3.05 per share which were due to expire thirty days following notice to the bank. The bank also received warrants to purchase an additional 9,000 shares of the Company's common stock at an aggregate exercise price of $3.05 per share which were due to expire in March 1997, assuming thirty days' notice had been given. In January 1995, with the market price of the stock at $8.00, the bank converted the above mentioned warrants into 16,715 shares of common stock in a cashless transaction.

         The Company entered into a Loan and Security Agreement (the "Agreement") with a bank on January 31, 1995. The Agreement provided a $3 million line of credit, including the ability to issue letters of credit up to $500,000 as part of the total committed balance, and was collateralized by all of the Company's assets. Interest was at the bank's prime interest rate plus 0.5%. Approximately $1.1 million was borrowed under the Agreement to assist in the purchase of Grant's (Note 6) and was paid in full in the third quarter of fiscal 1995. The Agreement expired in March 1996 and was not renewed.

8.       COMMITMENTS

OPERATING AND CAPITAL LEASES

         The Company leases certain property consisting of its production facilities, offices, branch distribution facilities, equipment and certain vehicles under operating leases, including the related party lease described below. These leases expire at various dates through 2007 and many facility leases contain renewal options. Most property leases require the Company to pay utilities, property taxes and common maintenance costs. Total rent expense under operating leases approximated $420,000, $1,241,000 and $3,490,000 for the years ended August 31, 1994, 1995 and 1996. The Company also leases various furniture, equipment and vehicles under capital leases expiring through 2001.

                                  ODWALLA, INC.

8.       COMMITMENTS (CONTINUED)

         Following is an analysis of leased property under capital leases by major classes (in thousands):

                                                            AUGUST 31,
                                                   ------------------------
                                                    1995               1996
                                                   ------             -----
Machinery and equipment                           $ 1,412             $   971
Vehicles                                              717                 140
Other                                                 115                  84
                                                  -------             -------
                                                    2,244               1,195

Less accumulated amortization                        (943)               (333)
                                                  -------             -------

Net leased equipment under capital leases         $ 1,301             $   862
                                                  =======             =======


             As of August 31, 1996, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases are as follows (in thousands):

                                                   CAPITAL       OPERATING
YEAR ENDING AUGUST 31,                              LEASES         LEASES
----------------------                             -------       --------
1997                                              $    258        $  4,596
1998                                                   238           4,381
1999                                                   166           3,802
2000                                                     8           3,084
2001                                                    --           1,738
Thereafter                                              --           1,570
                                                  --------        --------
                                                       670        $ 19,171
                                                                  ========

Less amount representing interest                      (76)
                                                  --------
Present value of net minimum lease payments            594
Less current maturities                               (210)
                                                  --------
Long-term portion                                 $    384
                                                  ========


         Certain leases are guaranteed by Company shareholders and officers.

         The Company leased a portion of its office facility through March 1996 and subleases portions of two distribution facilities under sublease agreements requiring payments by the lessees of $136,000, $126,000, $126,000 and $52,000 in 1997, 1998, 1999 and 2000. The Company earned $26,000 and $71,000 under sublease agreements in 1995 and 1996.

RELATED PARTY LEASE

         The Company's storage facility and offices in Davenport, California, are leased from a partnership of which Mr. Steltenpohl, the Company's Chairman, is a significant partner. The lease for this facility expires in July 1998 as to the storage facility and July 1999 as to the office space. Rent and lease related expenses paid to the partnership approximated $112,000 during each of the years ended August 31, 1994, 1995 and 1996. Total accumulated leasehold improvements at this facility, net of accumulated amortization, approximated $271,000 and $221,000 at August 31, 1995 and 1996.

                                  ODWALLA, INC.

8.       COMMITMENTS (CONTINUED)

OTHER COMMITMENTS

Supply and License Agreement

         In January 1995, the Company entered into an exclusive Supply and License Agreement ("Agreement") whereby Trinity Springs Ltd. ("Trinity") supplies a product to be bottled, packaged, marketed and distributed by Odwalla. Under the Agreement, the Company is required to pay a license fee equal to 50% of the net profits, as defined, on a quarterly basis. The Company agreed to distribute certain minimum quantities of the product. The Agreement is for five years and is automatically renewable for unlimited successive five-year terms, with either party retaining the right not to renew under certain circumstances. The Company was granted 10% of the then outstanding shares of Trinity in January 1995, although the shares have not been issued to date. The Company will also be issued a warrant to purchase 1% of Trinity's outstanding capital stock on each of the first five anniversary dates of the Agreement. The Agreement became effective in October 1995. There were no license fees paid in 1996.

Raw Material Contracts

         As of August 31, 1996, the Company had entered into purchase commitments for the future delivery of raw materials. Approximately $1.5 million of commitments are under one-year contracts to be completed through May 1997. One three-year contract is also open, requiring purchase of $3.2 million of product, and is to be completed by May 1999.

Land Purchases

         In April 1996, the Company entered into a contract to purchase land adjacent to the Dinuba production facility for $215,000. Odwalla paid $10,000 as a deposit when the contract was signed and paid the balance when the purchase was completed in October 1996.

         In May 1996, the Company entered into an agreement, subject to certain contingencies, to purchase land adjacent to its Half Moon Bay administrative offices and, upon closing on the land purchase, to extend its lease on the administrative offices. The Company completed the transaction in October 1996 at a cost of $351,000, of which $230,000 represents assumption of the existing mortgage on the property. The extended lease terms are included in operating lease commitments above.

9.       TAXES ON INCOME

         The Company recognizes deferred tax liabilities and assets by applying enacted statutory tax rates applicable to future years for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                  ODWALLA, INC.

9.       TAXES ON INCOME (CONTINUED)

         Deferred tax assets consist principally of the following (in thousands):

                                        AUGUST 31,
                                    -------------------
                                     1995          1996
                                    ------        -----
Reserves and accruals               $  35        $ 369
Tax credits                            27           64
Property, plant and equipment         (29)        (150)
Inventories                            --           22
State taxes                            --           35
Other                                  (2)         (33)
                                    -----        -----
                                    $  31        $ 307
                                    =====        =====


         The Company's effective tax rate differs from the federal statutory rate as follows:

                                                           YEAR ENDED AUGUST 31,
                                                           ---------------------
                                                            1995         1996
                                                           ------       -----

Federal statutory tax rate                                 34%           34%
State income taxes                                          6             5
Reduction of valuation allowance through utilization
     of net operating loss carryforward                    (4)            -
Permanent differences                                      (3)           (6)
Taxes for prior periods                                    --             6
                                                           ---            --
Effective tax rate                                         33%           39%
                                                           ===           ==


Taxes on income consisted of the following (in thousands):

                                                                              YEAR ENDED AUGUST 31,
                                                                         -------------------------------
                                                                          1994          1995        1996
                                                                         ------        ------      -----
    Current:

             Federal                                                    $ 105         $390         $429
             State                                                         13           90          127
                                                                        -----         ----         ----
                                                                          118          480          556
                                                                        -----         ----         ----
    Deferred:

             Federal                                                      (52)          64         (130)
             State                                                           -           16         (26)
                                                                        -----         ----         ----
                                                                          (52)          80         (156)
                                                                       ------        ----         -----
                                                                           66          560          400
    Change in valuation allowance                                         (66)         (60)           -

                                                                        $   -         $500         $400
                                                                        =====         ====         ====



         During the years ended August 31, 1996 and 1995, the Company recognized certain tax benefits related to stock option plans in the amount of $12,000 and $42,000. These benefits were recorded as a reduction of income taxes payable and an increase in common stock.

                                  ODWALLA, INC.

10.      EMPLOYEE BENEFIT PLAN

         The Company's matches 10% of each employee's contribution to the 401(k) Employee Benefit Plan ("Plan"), as amended in September 1992 by the Board of Directors. Total contributions to the Plan approximated $9,000, $24,000 and $36,000 for the years ended August 31, 1994, 1995 and 1996.

11.      SHAREHOLDERS' EQUITY

         On March 31, 1995, the Company's Board of Directors declared a common stock dividend. On May 1, 1995, each shareholder of record on April 17, 1995 received one additional share of common stock for every two shares held. Earnings per share and all relevant stock and per share information have been retroactively restated to reflect the stock dividend.

         Initial Public Offering. Effective upon the initial public offering of the Company's securities in December 1993, the authorized stock was 5,000,000 shares of preferred stock and 15,000,000 shares of common stock. The preferred stock may be issued in one or more series. All outstanding preferred stock was converted to common stock on a one-for-one basis in conjunction with the initial public offering.

         Warrants. The Company issued warrants to purchase an aggregate of 90,158 shares of common stock at prices ranging from $3.05 to $5.03 per share. These warrants were exercised in 1995, principally in cashless transactions, and an aggregate of 69,642 shares of common stock were issued.

         The underwriters of the Company's initial public offering were issued warrants to purchase 105,000 shares of common stock at $7.20 per share. These warrants expire in September 1998 and are currently outstanding.

         Stock Option Plans. Under the Stock Option Plan, incentive stock options ("Incentive Options") may be granted to employees and nonstatutory stock options ("Nonstatutory Options") may be granted to employees, directors or consultants. In December 1994, the Board of Directors adopted the 1994 Non-Employee Directors' Stock Option Plan ("Directors' Plan") and, in January 1995, the shareholders approved this plan.

         Incentive Options may be granted at an exercise price not less than 100% of fair market value on the grant date; Nonstatutory Options may be granted at an exercise price not less than 85% of fair market value on the grant date. The options generally vest one-sixtieth per month from the grant date, although approximately 85,000 outstanding Nonstatutory Options vested immediately on the grant date. Directors' Plan options may be granted at an exercise price not less than 100% of fair market value and generally vest quarterly over a five-year period. In general, options terminate ten years from date of grant.

                                  ODWALLA, INC.

11.      SHAREHOLDERS' EQUITY (CONTINUED)

         The activity under the above plans was as follows:

                                     SHARES        OPTIONS       OPTION PRICE
                                    AVAILABLE    OUTSTANDING       PER SHARE
                                    ---------    -----------     ------------
Balance at September 1, 1993        457,095         292,905       $  3.33-$3.90

Options granted                    (180,000)        180,000       $  3.97-$6.60
Options exercised                        --          (3,090)              $3.33
                                   --------       ---------
Balance at August 31, 1994          277,095         469,815       $  3.33-$6.60

Additional shares reserved          282,000              --
Options granted                    (272,648)        272,648       $  7.83-$8.62
Options exercised                        --         (11,709)      $  3.33-$7.83
Options canceled                     29,690         (29,690)      $  3.33-$3.97
                                   --------       ---------
Balance at August 31, 1995          316,137         701,064       $  3.33-$8.62

Additional shares reserved          266,500              --
Options granted                    (270,906)        270,906       $20.25-$22.28
Options exercised                        --         (59,625)      $ 3.33-$20.25
Options canceled                     46,471         (46,471)      $ 3.90-$20.25
                                   --------       ----------
Balance at August 31, 1996          358,202         865,874       $ 3.33-$22.28
                                   ========       =========


12.      INTEREST INCOME (EXPENSE)

         Interest (expense) income consisted of the following (in thousands):

                                                           YEAR ENDED AUGUST 31,
                                                  -----------------------------------
                                                   1994             1995         1996
                                                  ------           ------       -----


             Interest income                      $  81             $ 237        $ 635
             Interest expense                      (280)             (146)         (94)
                                                  -----             -----        -----

             Net interest (expense) income         (199)               91        $ 541
                                                  =====             =====        =====



         No amounts of interest expense were capitalized in 1994, 1995 or 1996.

13.      SIGNIFICANT CUSTOMER AND CREDIT CONCENTRATION

         One customer, Safeway, Inc., represented approximately 15%, 16% and 14% of sales in fiscal 1994, 1995, and 1996. Another customer, PriceCostco, represented approximately 11% of sales in fiscal 1994. Although a significant portion of the Company's customers are concentrated in Northern California, trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base.

                                  ODWALLA, INC.

14.      RELATED PARTY TRANSACTIONS

         The Company incurred executive recruitment fees of $37,000 and $74,000 during 1995 and 1996 by utilizing a company of which one of the Company's directors is a partner. The Company incurred consulting fees of $35,000 during 1996 by utilizing a company which is owned by one of the Company's directors.

15.      ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The following summarizes the activity in the allowance for doubtful accounts for the three years ended August 31, 1996 (in thousands):

                                                                 YEAR ENDED AUGUST 31,
                                                          ------------------------------
                                                           1994        1995         1996
                                                          ------      ------       -----
Allowance for doubtful accounts, beginning of year       $  70        $  98        $ 166
Bad debt expense for the year                               69          112          398
Allowance established at time of Grant's
     acquisition                                            --           20           --
Accounts receivable written off during the year            (41)         (64)        (258)
                                                         -----        -----        -----


Allowance for doubtful accounts, end of year             $  98        $ 166        $ 306
                                                         =====        =====        =====



16.      SUBSEQUENT EVENT

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 bacteria illness and Odwalla's apple juice products. The Company immediately implemented a voluntary recall (the "Recall") of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. As of November 22, 1996, there were 66 cases of E. coli O157:H7 illness epidemiologically linked to Odwalla apple juice products, according to the Centers for Disease Control and Prevention.

         Immediately following the Recall, the Food and Drug Administration ("FDA") began an investigation of the Company's production and distribution centers. The FDA informed the Company that a sample from one bottle of apple juice taken from a distribution center tested positive for E. coli O157:H7. The FDA investigation is on-going.

         The Company has experienced a significant reduction in sales of all of its products following the Recall. Although sales of the Company's products have declined in all of its markets, declines in sales have been most significant in the Pacific Northwest and Colorado. Net sales in November 1996 were approximately 38% of August 1996 sales levels. The significant decline in sales of the Company's products can be attributed to the loss of consumer confidence, reduction of the number of products on the market from 23 to eight and the removal of all of the Company's products by certain trade partners. Beginning in early December 1996, the Company reintroduced all apple juice-based products to the market using flash pasteurization of its fresh apple juice. The Company incurred significant costs related to the Recall, including public relations, advertising, marketing, legal and other professional fees, costs of reformulating products and costs associated with the flash pasteurization process.

                                  ODWALLA, INC.

16.      SUBSEQUENT EVENT (CONTINUED)

         The Company has invested in building an infrastructure capable of sustaining a growth and expansion organization. This, along with other factors, does not allow the Company to reduce costs commensurate with the reduction in sales. Although the Company is still in the planning stages following the Recall, the Company expects the costs associated with the Recall and disruption in sales will result in a significant loss in the first quarter of fiscal 1997 and for fiscal year 1997.

         The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks and intends to present claims to its insurance carriers under the appropriate policies. However, there have been no claims prepared as of December 11, 1996, and the amount or timing of proceeds, if any, from future insurance claims cannot be presently determined.

         As of December 11, 1996, there have been six personal injury claims and legal proceedings seeking monetary damages and other relief filed against the Company since the Recall. Two are class action lawsuits and four others are personal injury lawsuits. In addition, there is one legal proceeding alleging fraudulent business acts and practices relating to the recalled products pending against the Company. The Company is currently working with its insurance carrier and legal counsel to assess the total potential liability to the Company. However, due to the short period of time since the Recall, the Company is not able to determine whether the ultimate liability resulting from these and potential future claims will exceed the coverage available under its applicable insurance policies.

         The Company is designing plans to regain and build on its customer base and anticipates that sales levels will improve throughout the remainder of fiscal year 1997. However, the improvement is not expected to offset the effects of lost sales and costs associated with the Recall. While a significant loss is expected for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through the end of fiscal year 1997. However, this belief is based on future sales estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.