Form 10-Q
period 1996-11-30
ODWALLA INC
filed 1997-01-21
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

               California                                     77-0096788
(State or other jurisdiction of incorporation or            (I.R.S. Employer
              organization)                                 Identification No.)

                       120 Stone Pine Road, Half Moon Bay,
                        CA 94019 (Address and zip code of
                          principal executive offices)
                                 (415) 726-1888
                         (Registrant's telephone number)

                       __________________________________
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   /x/      No   / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Common Stock, no par value                  4,975,689 shares
           __________________________                  ________________
                 (Class)                      (Outstanding at January 9, 1997)

                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996



                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements:

                  Consolidated Balance Sheets as of August 31, 1996 and November 30, 1996 ...
                                                                                                              3
                  Consolidated Statements of Operations for the three-month periods ended November
                  30, 1995 and 1996 .............................................................             4
                  Consolidated Statements of Cash Flows for the three-month periods ended November
                  30, 1995 and 1996 .............................................................             5
                  Notes to Consolidated Financial Statements.....................................             6
    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................             9
PART II.          OTHER INFORMATION
    Item 1.       Legal Proceedings..............................................................            15
    Item 6.       Exhibits.......................................................................            16


PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                                                          CONSOLIDATED BALANCE SHEETS
                                                                                                       (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------

                                                                                  August 31,         NOVEMBER 30,
                                                                                      1996                 1996
---------------------------------------------------------------------------------------------------------------------
                                                                                                     (UNAUDITED)
ASSETS
CURRENT
     Cash and cash equivalents                                                         $ 5,975          $ 2,850
     Short term investments                                                              6,438            6,049
     Trade accounts receivable, less allowance for
         doubtful accounts of $306 and $550                                              5,302            3,557
     Inventories (Note 2)                                                                3,294            4,114
     Prepaid expenses and other                                                            964              638
     Deferred tax asset, net (Note 5)                                                      307            1,167
                                                                                       -------          -------
TOTAL CURRENT ASSETS                                                                    22,280           18,375
PLANT, PROPERTY AND EQUIPMENT, net (Note 3)                                             12,641           13,850
OTHER ASSETS
     Officer and shareholder loans                                                         117              117
     Excess of cost over net assets acquired                                             1,442            1,414
     Covenants not to compete                                                              874              840
     Other noncurrent                                                                      346              308
                                                                                       -------          -------
TOTAL ASSETS                                                                           $37,700          $34,904
                                                                                       =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                  $ 5,308          $ 5,388
     Accrued payroll and related items                                                   1,096            1,977
     Income taxes payable                                                                 281               78
     Other accruals                                                                        581            1,579
     Current maturities of capital lease obligations                                       210              212
     Current maturities of long-term debt                                                  149              141
                                                                                       -------          -------
TOTAL CURRENT LIABILITIES                                                                7,625            9,375
CAPITAL LEASE OBLIGATIONS, less current maturities                                         384              331
LONG-TERM DEBT, less current maturities                                                     90              307
OTHER                                                                                       27               30
                                                                                       -------          --------
TOTAL LIABILITIES                                                                        8,126           10,043
                                                                                       -------          -------

SHAREHOLDERS' EQUITY
  Common stock, no par value, shares authorized, 15,000,000; issued and
     outstanding, 4,945,095 and 4,972,355 shares, respectively                          28,813           28,943
  Retained earnings (deficit)                                                              761           (4,082)
                                                                                       -------          ------
TOTAL SHAREHOLDERS' EQUITY                                                              29,574           24,861
                                                                                       -------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $37,700          $34,904
                                                                                       =======          =======

CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                      ------------------
                                                          November 30,
                                                  1995                  1996
                                                  ----                  ----
--------------------------------------------------------------------------------
                                                                     (Unaudited)
NET SALES                                        $12,394             $14,101
COST OF SALES                                      6,783               7,004
                                                 -------             -------
GROSS MARGIN                                       5,611               7,097
                                                 -------             -------
OPERATING EXPENSES
     Sales and distribution                        4,335               6,239
     Marketing                                       413                 678
     General and administrative                    1,193               2,121
     Direct recall costs (Note 4)                     -                3,840
                                                 -------             -------
TOTAL OPERATING EXPENSES                           5,941              12,878

LOSS FROM OPERATIONS                               (330)              (5,781)
OTHER INCOME (EXPENSE), net                         (21)                 (5)
INTEREST INCOME (EXPENSE), net                      158                   82
                                                 ------              -------
LOSS BEFORE INCOME TAXES                           (193)              (5,704)

INCOME TAX BENEFIT                                   73                  860
                                                 ------              -------
NET LOSS                                         $ (120)             $(4,844)
                                                 ======              =======

NET LOSS PER COMMON SHARE AND
     COMMON EQUIVALENT SHARE                     $(0.02)             $ (0.98)
                                                 -------             -------
WEIGHTED AVERAGE COMMON EQUIVALENT AND
     COMMON EQUIVALENT SHARES OUTSTANDING          4,895               4,958
                                                 =======             =======


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)

---------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                November 30,
                                                            1995                1996
                                                            ----                ----
---------------------------------------------------------------------------------------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $  (120)          $ (4,844)
   Adjustments to reconcile net income to net
       cash used in operating activities:
          Depreciation & amortization                           339                540
          Deferred income taxes                                 (73)              (860)
          Changes in assets and liabilities:
             Trade accounts receivable                         (986)             1,745
             Inventories                                       (394)              (820)
             Prepaid expenses and other current assets          (64)               326
             Other noncurrent assets                             11                 38
             Accounts payable                                  (484)                80
             Accrued payroll and related items                 (183)               882
             Other accruals and other liabilities                74              1,002
             Income taxes payable                              (410)              (203)
                                                            -------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (2,290)            (2,114)
                                                            -------           --------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures                                      (575)            (1,458)
     Sale of short-term investments, net                          -                389
                                                            --------          --------
NET CASH USED IN INVESTING ACTIVITIES                          (575)            (1,069)
                                                            -------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under long-term debt                    (10)               (22)
     Payments of obligations under capital leases               (91)               (50)
     Sale of common stock through option exercises              140                130
                                                            -------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        39                 58
                                                            --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (2,826)            (3,124)
CASH AND CASH EQUIVALENTS, beginning of period               11,786              5,975
                                                            -------           --------
CASH AND CASH EQUIVALENTS, end of period                    $ 8,960           $  2,850
                                                            =======           ========

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary (the "Company") as of November 30, 1996 and the related consolidated statements of operations and cash flows for each of the three-month periods ended November 30, 1995 and 1996 have not been audited by independent accountants. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 31, 1996 appearing in the Company's 1996 Annual Report on Form 10-K.

2.       INVENTORIES

Inventories consist of the following (in thousands):


                                                  AUGUST 31,     NOVEMBER 30,
                                                     1996            1996
                                                  ----------     ------------
          Raw materials                          $    2,793       $   3,741
          Packaging supplies and other                  151              46
          Finished product                              350             327
                                                 ----------       ---------

          Total                                  $    3,294       $   4,114
                                                 ==========       =========

3.       PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consist of the following (in thousands):



                                                  AUGUST 31,     NOVEMBER 30,
                                                     1996            1996
                                                  ----------     ------------
         Land                                    $   411         $ 1,012
         Buildings and building
          improvements                             6,339           6,562
         Leasehold improvements                    2,287           2,575
         Machinery and equipment                   5,242           5,220
         Vehicles                                    619             626
         Other                                     2,693           3,269
                                                 -------         -------
                                                  17,591          19,264

         Less accumulated depreciation and
         amortization                             (4,950)         (5,414)
                                                 -------         -------
                                                 $12,641         $13,850
                                                 =======         =======


4.       PRODUCT RECALL

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 bacteria illness and Odwalla's apple juice products. The Company immediately implemented a voluntary recall (the "Recall") of all Odwalla products containing apple juice and, on October 31, 1996, expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice.

         The Company experienced a significant reduction in sales of all of its products following the Recall. Net sales in November 1996 were approximately 38% of August 1996 sales levels. Beginning in early December 1996, the Company reintroduced all apple juice-based products to the market using flash pasteurization of its fresh apple juice. In addition, the Company incurred significant direct Recall costs including: advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, costs of leased sales and distribution equipment in excess of current needs, and other costs. Direct Recall costs totaled $3,840,000 million in the first quarter of fiscal 1997 and include approximately $700,000 of estimated direct costs for the remainder of the year.

         However, there can be no assurance that the actual direct costs for the remainder of the year may not exceed the estimated amount.

         In keeping with long-term strategic objectives, the Company plans to continue to invest in building an infrastructure capable of sustaining growth and expansion. As a result of the plans for continued growth and infrastructure development, the Company has not reduced costs commensurate with the reduction of sales following the Recall. The Company expects the costs associated with the Recall and disruption in sales will result in a significant loss for fiscal year 1997.

         The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks and intends to present claims to its insurance carriers under the appropriate policies. However, there have been no claims prepared as of January 9, 1997, and the amount and timing of proceeds, if any, from future insurance claims cannot be presently determined.

         As of January 9, 1997, there have been seven personal injury claims and legal proceedings seeking monetary damages and other relief filed against the Company since the Recall. On January 9, 1997, two of the personal injury lawsuits were settled. Two of the remaining claims are class action lawsuits and three are personal injury lawsuits. In addition, there is one legal proceeding alleging fraudulent business acts and practices relating to the recalled products pending against the Company. The Company is currently working with its insurance carrier and legal counsel to assess the total potential liability to the Company. However, due to the short period of time since the Recall, the Company is not able to determine whether the ultimate liability resulting from these and potential future claims will exceed the coverage available under its applicable insurance policies. See "Part II - Item 1. Legal Proceedings."

         The Company is developing plans to regain and build on its customer base and anticipates that sales levels will improve throughout the remainder of fiscal year 1997. There can be no assurance sales levels will continue to improve and, in any event, the anticipated improvement in sales levels is not expected to offset the effects of the lost sales and direct costs associated with the Recall. While a significant loss is expected for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through the end of fiscal year 1997. However, this belief is based, in part, on future sales estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.

5.       INCOME TAXES

         The Company's effective tax benefit rate differs from the federal statutory rate at November 30, 1996, as follows:

             Federal statutory tax rate                                            34%
             State income tax benefit due to net operating loss carryforward        3
             Permanent differences and other                                       (2)
             Valuation allowance                                                  (20)
                                                                                  ---
             Effective tax rate                                                    15%
                                                                                  ===

         The deferred tax asset valuation allowance was established at November 30, 1996, to reduce the recorded net deferred tax asset to an amount estimated as more likely than not to be realized. The deferred tax asset recorded consists principally of the tax effect of the expected tax losses for fiscal 1997 that will be carried back to prior years' taxable income as well as the future tax benefits resulting from tax loss carryforwards. The Company will assess the required valuation allowance as additional information regarding the impact of the Recall is available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including without limitation those set forth in this section, in the Company's Annual Report on Form 10-K for the year ended August 31, 1996, and in other documents the Company files from time to time with the Securities and Exchange Commission. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the financial statements and related notes contained in the Company's Annual Report on Form 10-K.

OVERVIEW

         The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants. Net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales are net of product returns and allowances. The Company sells products to most of its trade partners on a guaranteed basis and takes back expiring or expired product for credit. The Company's growth has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. Prior to the Recall discussed below, the Company believes that its sales had been positively affected by the Company's introduction of new products, higher recognition of the Company's brand and products, better placement on store shelves, increased placement of the Company's in-store coolers and increased support for route sales persons.

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

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a voluntary recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. Net sales of fruit- and vegetable-based beverage and water products in November 1996 were

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

approximately 38% of August 1996 sales levels. New trade partner accounts were opened at a significantly reduced rate during November 1996.

         To date, there have been seven personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall filed against the Company. Two of these proceedings were settled in early January 1997. In addition, there is one legal proceeding alleging fraudulent business acts and practices relating to the recalled products pending against the Company. Following the Recall, the Company formed the Odwalla Nourishment & Food Safety Advisory Council to advise management in developing new industry leadership and practices in the sourcing, production and distribution of Nourishing Beverage products. Beginning in early December 1996, Odwalla reintroduced all apple juice-based products to the market using a Hazard Analysis Critical Control Point Plan, which includes the flash pasteurization of fresh apple juice. The flash pasteurization process rapidly heats the juice for a short period of time to a temperature high enough to kill harmful bacteria yet still retain vitamins, minerals and flavors that diminish in pasteurization processes at higher temperatures and for longer periods of time. The Company incurred significant costs related to the Recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, costs of leased sales and distribution equipment in excess of current needs, costs of reformulating products and costs associated with the flash pasteurization process.

         In keeping with long-term strategic objectives, the Company plans to continue to invest in building an infrastructure capable of sustaining growth and expansion. In October 1996, the Company entered Texas with the introduction of beverage products in Austin, Dallas and Houston. As a result of the plans for continued growth and infrastructure development, the Company has not reduced costs commensurate with the reduction of sales following the Recall. Although the Company is still in the planning stages following the Recall, the Company expects the costs associated with the Recall and disruption in sales will result in continuing operating losses and will result in a significant loss for fiscal year 1997.

         The Company maintains insurance coverage for first party business risks and intends to present claims to its insurance carriers under the appropriate policies. However, there have been no claims prepared to date and the amount and timing of proceeds, if any, from future insurance claims is not known at this time.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three-month periods ended November 30, 1995 and 1996. These operating results are not necessarily indicative of the results for any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                         Three Months Ended
                                                            November 30,

                                                       1995               1996
                                                       ----               ----

Net sales                                              100.0%             100.0%
Cost of sales                                           54.7               49.7
                                                       -----             ------
Gross margin                                            45.3               50.3
                                                       -----             ------

Operating expenses
   Sales and distribution                               35.0               44.2
   Marketing                                             3.3                4.8
   General and administrative                            9.6               15.1
   Direct recall costs                                     -               27.2
                                                       -----             ------

Loss from operations                                    (2.7)             (41.0)
Interest income (expense), net                           1.3                0.6
Income tax benefit                                       0.6                6.1
                                                       -----             ------

Net loss                                                (1.0)%           (34.3)%
                                                       ======            ======



         NET SALES. Net sales for the first quarter of fiscal 1997 increased 14% to $14.1 million compared to $12.4 million for the same period during fiscal 1996. Net sales growth for the first quarter of fiscal 1997 was approximately 45% for each of September and October 1996 compared to the corresponding months in fiscal 1996. Sales in November 1996 were substantially reduced from the first two months of the quarter as a result of the Recall. The Company expects sales in the second quarter of fiscal 1997 to decline substantially from the first quarter sales level.

         COST OF SALES. Cost of sales increased to $7.0 million in the first quarter of fiscal 1997 compared to $6.8 million for the same period during fiscal 1996. Gross margin as a percentage of net sales was 50.3% in the first quarter of fiscal 1997, an increase from 45.3% during the first quarter of fiscal 1996. Gross margin increased primarily due to (a) better fruit yield due to improvements installed during late fiscal 1996 at the production facility in Dinuba, despite slightly higher prices for fruit, and (b) decreases in packaging costs offset by increased costs due to a volume reduction in November 1996. The Company anticipates that cost of sales will increase as a percentage of net sales following the Recall due to reduced production levels compared to September and October 1996 and production costs of the flash-pasteurized products that were reintroduced to the market in early December 1996.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased to $6.2 million in the first quarter of fiscal 1997 compared to $4.3 million for the same period during fiscal 1996, and increased as a percentage of net sales. The increase in sales and distribution expenses as a percentage of net sales is attributable primarily to the Recall as the sales and distribution structure in place to support the expanding sales volume was not reduced to correspond with the reduced sales volume in November. In an effort to reduce sales and distribution expenses post-Recall, in late November, the Company completed a reduction in force of approximately 50 employees primarily involved in sales and distribution. In connection with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the reduction in force, the Company initiated a sales route restructuring plan (which is not expected to be fully implemented until at least March 1997) and a revised route sales person compensation plan. As a result of the reduction in the work force, the route restructuring and the new compensation plan, additional sales personnel chose to leave the Company, although most of those personnel are expected to be replaced. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels. In addition, future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales compared to pre-Recall levels.

         MARKETING. Marketing expenses increased to $678,000 in the first quarter of fiscal 1997 compared to $413,000 in the first quarter of fiscal 1996, and increased as a percentage of net sales. Marketing costs increased in the first quarter of fiscal 1997 and will continue to increase in fiscal 1997, in both absolute dollars and as a percentage of net sales, as a result of the Recall, planned expanded efforts to continue to enhance stakeholder awareness by hiring additional personnel and increased professional services related to new product development and communications. The increase in marketing costs as a result of the Recall cannot be quantified at this time and will depend upon the results of on-going consumer research, the response of consumers to the reintroduced product line, and other factors affecting the restoration of consumer confidence. The Company expects marketing expenses to continue to increase in absolute dollars and to increase as a percentage of net sales for the foreseeable future.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.1 million in the first quarter of fiscal 1997 from $1.2 million in the first quarter of fiscal 1996, and increased as a percentage of net sales, primarily due to additions to the Company's management and administrative staff and increases in professional services and lease expense. General and administrative costs will increase in fiscal 1997 in both absolute dollars and as a percentage of net sales. The Company will continue to invest in infrastructure, particularly in information systems, to provide for sustainable growth. The Company also expects to incur significant legal and other professional fees associated with the Recall.

         DIRECT RECALL COSTS. The direct costs of the Recall were $3.8 million in the first quarter of fiscal 1997. This total represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and now obsolete packaging supplies; and costs of leased equipment in excess of current volume requirements. Direct recall costs include approximately $700,000 of estimated direct costs for the remainder of the year, primarily legal and professional fees. However, there can be no assurance that the actual direct costs for the remainder of the year may not exceed the estimated amount.

        INTEREST. Odwalla had net interest income of $82,000 in the first quarter of fiscal 1997 compared to $158,000 in the first quarter of fiscal 1996. Gross interest income of $99,000 in the first quarter of fiscal 1997 resulted primarily from the Company's investment of the proceeds of its public offering in May 1996. Gross interest expense of $17,000 in the first quarter of fiscal 1997 resulted from interest on capital leases and other long-term debt. Gross interest income of $185,000 in the first quarter of fiscal 1996 was offset by interest expense of $27,000. Interest income is expected to decrease in future periods as the Company utilizes a portion of its cash equivalents and short-term investments. See "Liquidity and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Capital Resources.

         INCOME TAXES. The $860,000 income tax benefit for the first quarter of fiscal 1997 resulted from the tax benefit associated with the loss for the quarter resulting from the Recall. The 15% effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company will assess the valuation allowance as additional information regarding the impact of the Recall is available during fiscal 1997. The $73,000 income tax benefit for the first quarter of fiscal 1996 resulted from the tax benefit of the loss for that quarter. The effective tax rate of 38% for the first quarter of fiscal 1996 varied from the federal statutory tax rate primarily due to California and other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through three primary sources: private and public sales of equity securities, bank debt and capital lease financing. At November 30, 1996, the Company had working capital of $9.0 million compared to working capital of $14.7 million at August 31, 1996. The decrease resulted primarily from operating losses and capital expenditures of $1.5 million. At November 30, 1996, the Company had cash, cash equivalents and short term investments of $8.9 million compared to $12.4 million at August 31, 1996.

         Net cash used in operating activities for the first quarter of fiscal 1997 was $2.1 million. This consisted of the net loss plus depreciation and amortization, decreases in accounts receivable (due to significantly reduced November 1996 sales volume) and increases in accounts payable and other accrued expenses offset by an increase in the deferred income tax asset (due primarily to tax benefits of the net operating loss) and in inventory due to favorably priced cash purchases of frozen purees in the first quarter of fiscal 1997 based upon commitments from fiscal 1996. Net cash used in investing activities for the first quarter of fiscal 1997 was $1.1 million, consisting primarily of capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment and coolers. Net cash provided by financing activities for the first quarter of fiscal 1997 was $58,000, consisting primarily of $130,000 for the sale of common stock through the exercise of stock warrants and options offset by payments of long-term debt and capital lease obligations.

         In October 1996, the Company completed two land purchases contracted in fiscal 1996. The first was for a parcel of land adjacent to the Dinuba production facility which resulted in payments of $10,000 when the contract was signed in April 1996 and $205,000 upon closing in October. The second was to complete an agreement reached in May 1996 to purchase land adjacent to its Half Moon Bay administrative offices and, upon closing on the land purchase, to extend its lease on the administrative offices. The Company completed the transaction in October 1996 at a cost of $395,000, of which $230,000 represents assumption of the existing mortgage (interest at 8.75% per annum, monthly principal and interest payments until maturity in 1999 when the remaining balance of approximately $220,000 is due) on the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         At November 30, 1996, the Company had $543,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. However, as a result of the Recall, the leasing company used for computer and cooler financing has notified the Company that it has placed a hold on future lease commitments. The Company is currently working with that leasing company and other equipment leasing companies to obtain future lease commitments. There can be no assurance that the Company will be able to use or continue to use such capital lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

         The Company is currently seeking to obtain a working capital line of credit. However, there can be no assurance that the Company will be able to obtain such a credit facility from its prior lender or another financial institution at favorable terms, if at all.

         Capital improvements necessary for flash pasteurization and other plant modifications are currently expected to cost less than $2 million in fiscal 1997. The improvements will be largely financed through available cash resources or, if available, debt or lease financing.

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

         While the Company expects a significant loss for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through November 1997. However, this belief is based in part on future sales estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against the
Company:

         1. The Ishida Case: A class action lawsuit filed in King County Superior Court, Seattle, Washington and served on November 12, 1996.

         2. The Curtis Case: A class action lawsuit filed in the United States District Court, Western District of Washington and served on November 15, 1996.

         3. The Azzizi Case: A personal injury lawsuit filed in Alameda County Superior Court, Alameda, California and served on November 20, 1996.

         4. The Beverly Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on December 3, 1996.

         5. The Starmack Case: A personal injury lawsuit filed in San Diego County Superior Court, San Diego, California on January 3, 1997; not yet served on the Company.

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

         The following legal proceedings have been settled:

         1. The Kim Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, served on November 15, 1996 and settled on January 9, 1997.

         2. The Webb Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, served on December 9, 1996 and settled on January 9, 1997.

         The settlement of the above legal proceedings was covered under the Company's commercial general liability insurance policy and did not result in any additional costs to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       EXHIBITS

         Exhibit 11.1 -  Statement of Computation of Per Share Earnings
         Exhibit 27.1 - Financial Data Schedule

         b.       REPORTS ON FORM 8-K

         The Company filed a current report on Form 8-K (the "Report") (File No. 0-23036) with the Securities and Exchange Commission on November 5, 1996. The Report contained information regarding the Recall.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ODWALLA, INC.
                                         (Registrant)




Date: January 15, 1997                  By:  /s/  D. STEPHEN C. WILLIAMSON
                                           ------------------------------------
                                            D. Stephen C. Williamson
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date: January 15, 1997                  By:  /s/  JAMES R. STEICHEN
                                           ------------------------------------
                                            James R. Steichen
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT         DESCRIPTION
-------         -----------

 11.1           Statement of Computation of Per Share Earnings

 27.1           Financial Data Schedule