Form 10-Q
period 1997-02-28
ODWALLA INC
filed 1997-04-14
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                 [ODWALLA LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

                   California                              77-0096788
------------------------------------------------  ------------------------------
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

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, no par value                    4,981,404 shares
   --------------------------                    ----------------
            (Class)                       (Outstanding at April 4, 1997)

                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                               -----------------

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements:


                  Consolidated Balance Sheets as of August 31, 1996 and February 28, 1997 ............     3

                  Consolidated Statements of Operations for the three-month and six-month periods
                  ended February 29, 1996 and February 28, 1997 ......................................     4

                  Consolidated Statements of Cash Flows for the six-month periods ended February 29,
                  1996 and February 28, 1997 .........................................................     5

                  Notes to Consolidated Financial Statements..........................................     6

    Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................     9


PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings...................................................................    22

    Item 6.       Exhibits and Reports on Form 8-K....................................................    23

                                                                  [ODWALLA LOGO]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                     CONSOLIDATED BALANCE SHEETS
                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  August 31,        FEBRUARY 28,
                                                                                      1996                 1997
---------------------------------------------------------------------------------------------------------------
                                                                                                    (UNAUDITED)
ASSETS
CURRENT
     Cash and cash equivalents                                                         $ 5,975          $ 2,213
     Short term investments                                                              6,438            1,417
     Trade accounts receivable, less allowance for
         doubtful accounts of $306 and $575                                              5,302            4,283
     Inventories (Note 2)                                                                3,294            3,753
     Prepaid expenses and other                                                            964              608
     Deferred tax asset, net (Note 5)                                                      307            1,617
                                                                                       -------          -------
TOTAL CURRENT ASSETS                                                                    22,280           13,891
PLANT, PROPERTY AND EQUIPMENT, net (Note 3)                                             12,641           14,077
OTHER ASSETS
     Officer and shareholder loans                                                         117              117
     Excess of cost over net assets acquired                                             1,442            1,387
     Covenants not to compete                                                              874              806
     Other noncurrent                                                                      346              300
                                                                                       -------          -------
TOTAL ASSETS                                                                           $37,700          $30,578
                                                                                       =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                  $ 5,308          $ 5,033
     Accrued payroll and related items                                                   1,096            1,349
     Income taxes payable                                                                 281               78
     Other accruals                                                                        581            1,417
     Current maturities of capital lease obligations                                       210              213
     Current maturities of long-term debt                                                  149              133
                                                                                       -------          -------
TOTAL CURRENT LIABILITIES                                                                7,625            8,223
CAPITAL LEASE OBLIGATIONS, less current maturities                                         384              268
LONG-TERM DEBT, less current maturities                                                     90              216
OTHER                                                                                       27               23
                                                                                       -------          -------
TOTAL LIABILITIES                                                                        8,126            8,730
                                                                                       -------          -------

SHAREHOLDERS' EQUITY
  Common stock, no par value, shares authorized, 15,000,000; issued and
     outstanding, 4,945,095 and 4,978,469 shares, respectively                          28,813          28,974
  Retained earnings (deficit)                                                              761         (7,126)
                                                                                       -------          -------
TOTAL SHAREHOLDERS' EQUITY                                                              29,574           21,848
                                                                                       -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $37,700          $30,578
                                                                                       =======          =======

                                                                  [ODWALLA LOGO]



                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                 Three Months Ended            Six Months Ended
                                                               -----------------------      ----------------------
                                                               Feb. 29,       FEB. 28,      Feb. 29,      FEB. 28,
                                                                  1996          1997          1996         1997
                                                                -------       -------       -------       -------
------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)                 (Unaudited)
NET SALES                                                       $13,579       $11,256       $25,973       $25,357
COST OF SALES                                                     7,248         6,427        14,031        13,431
                                                                -------       -------       -------       -------
GROSS MARGIN                                                      6,331         4,829        11,942        11,926
                                                                -------       -------       -------       -------
OPERATING EXPENSES
     Sales and distribution                                       4,707         5,331         9,133        11,570
     Marketing 538                                                  743           931         1,421
     General and administrative                                   1,304         2,307         2,426         4,428
     Direct recall costs (Note 4)                                     -             -            -          3,840
                                                                -------       -------       -------       -------
TOTAL OPERATING EXPENSES                                          6,549         8,381        12,490        21,259

LOSS FROM OPERATIONS                                              (218)       (3,552)         (548)        (9,333)
OTHER INCOME (EXPENSE), net                                        (11)            4           (32)            (1)
INTEREST INCOME (EXPENSE), net                                     116            56           274            137
                                                                -------       -------       -------       -------
LOSS BEFORE INCOME TAXES                                          (113)       (3,492)         (306)        (9,197)

INCOME TAX BENEFIT                                                   43         450            116          1,310
                                                                -------       -------       -------       -------
NET LOSS                                                        $   (70)      $(3,042)      $ (190)       $(7,887)
                                                                =======       =======       ======        =======

NET LOSS PER COMMON SHARE AND
     COMMON EQUIVALENT SHARE                                    $(0.01)       $(0.61)       $(0.04)        $(1.59)
                                                                -------       -------       -------       -------
WEIGHTED AVERAGE COMMON EQUIVALENT AND
     COMMON EQUIVALENT SHARES OUTSTANDING                         4,919         4,976         4,907        4,967
                                                                =======       =======       ======        =======

                                                                  [ODWALLA LOGO]

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              Six months ended
                                                           ---------------------
                                                           Feb. 29,     FEB. 28,
                                                             1996         1997
--------------------------------------------------------------------------------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                              $   (190)   $ (7,887)
     Adjustments to reconcile net income to net
         cash used in operating activities:
            Depreciation & amortization                         679       1,072
            Deferred income taxes                              (116)     (1,310)
            Loss on sale of assets                             --            13
            Changes in assets and liabilities:
               Trade accounts receivable                     (1,463)      1,019
               Inventories                                     (244)       (459)
               Prepaid expenses and other current assets         77         356
               Other noncurrent assets                         (111)         46
               Accounts payable                                 (62)       (275)
               Accrued payroll and related items                (64)        253
               Other accruals and other liabilities              20         832
               Income taxes payable                            (410)       (203)
                                                           --------    --------
NET CASH USED IN OPERATING ACTIVITIES                        (1,884)     (6,543)
                                                           --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital expenditures                                    (3,250)     (2,196)
     Sale of short-term investments, net                       --         5,021
     Proceeds from sale of assets                              --            28
                                                           --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (3,250)      2,853
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under long-term debt                   (227)       (120)
     Payments of obligations under capital leases               (43)       (113)
     Sale of common stock through option exercises              194         161
                                                           --------    --------
NET CASH USED IN FINANCING ACTIVITIES                           (76)        (72)
                                                           --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (5,210)     (3,762)
CASH AND CASH EQUIVALENTS, beginning of period               11,786       5,975
                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period                   $  6,576    $  2,213
                                                           ========    ========

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                   The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary (the "Company") as of February 28, 1997 and the related consolidated statements of operations and cash flows for each of the three-month and six-month periods ended February 29, 1996 and February 28, 1997 have not been audited by independent accountants. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 31, 1996 appearing in the Company's 1996 Annual Report on Form 10-K.

2.       INVENTORIES

Inventories consist of the following (in thousands):

                                                                AUGUST 31,     FEBRUARY 28,
                                                                   1996            1997
                                                               ----------       ---------
          Raw materials                                        $    2,467       $   2,922
          Packaging supplies and other                                477             390
          Finished product                                            350             441
                                                               ----------       ---------

          Total                                                $    3,294       $   3,753
                                                               ==========       =========

3.       PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consist of the following (in thousands):

                                                                August 31,               FEBRUARY 28,
                                                                   1996                      1997
                                                                  -------                  -------
         Land                                                     $   411                  $ 1,001
         Buildings and building
          improvements                                              6,339                    6,614
         Leasehold improvements                                     2,287                    2,481
         Machinery and equipment                                    5,242                    5,816
         Vehicles                                                     619                      542
         Other                                                      2,693                    3,151
                                                                  -------                  -------
                                                                   17,591                   19,605
         Less accumulated depreciation and
         amortization                                              (4,950)                  (5,528)
                                                                  -------                  -------
                                                                  $12,641                  $14,077
                                                                  =======                  =======

                                  ODWALLA, INC.

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

         The Company experienced a significant reduction in sales of all of its products following the Recall. Beginning in early December 1996, the Company reintroduced all apple juice-based products to the market using flash pasteurization of its fresh apple juice. In addition, the Company incurred significant direct Recall costs including: advertising and public relations costs; legal and professional fees; cost of the product recalled (including the labor and freight involved in the recall process); destruction of unsold product and now obsolete packaging supplies; costs of leased sales and distribution equipment in excess of current volume requirements; costs of reformulating products; and costs associated with the flash pasteurization process. Direct Recall costs totaled $3,840,000 in the first quarter of fiscal 1997 and included approximately $700,000 of estimated direct costs for the remainder of the year. Approximately $235,000 of these estimated direct costs were incurred in the second quarter. However, there can be no assurance that the actual direct costs for the remainder of the year may not exceed the estimated amount.

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

         The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks and intends to present claims to its insurance carriers under the appropriate policies. In February 1997, one claim for product recall costs was presented to its insurance carriers. However, the amount and timing of proceeds, if any, from the February 1997 claim and any future insurance claims cannot be presently determined.

         To date, there are four pending personal injury claims and legal proceedings seeking monetary damages and other relief related to the Recall filed against the Company. Two of the remaining claims are class action lawsuits and two are personal injury lawsuits. Three personal injury claims and lawsuits have been settled as of April 4, 1997. In addition, there was one legal proceeding alleging fraudulent business acts and practices relating to the recalled products filed against the Company; this suit was settled in January 1997 and received court approval in March 1997. The settlement of the personal injury legal proceedings was covered under the Company's general liability insurance policy and did not result in any additional costs to the Company. The Company is currently working with its insurance carrier and legal counsel to assess the total potential liability to the Company. However, due to the short period of time since the Recall, the Company is not able to determine whether the ultimate liability resulting from these and potential future claims will exceed the coverage available under its applicable insurance policies. See "Part II - Item 1. Legal Proceedings."

                                  ODWALLA, INC.

         The Company is developing plans to regain and build on its customer base and anticipates that sales levels will improve throughout the remainder of fiscal year 1997. There can be no assurance sales levels will continue to improve and, in any event, the anticipated improvement in sales levels is not expected to offset the effects of the lost sales and direct costs associated with the Recall. While a significant loss is expected for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through the end of February 1998. However, this belief is based, in part, on future sales estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.

5.       INCOME TAXES

         The Company's effective tax benefit rate differs from the federal statutory rate for the six months ended February 28, 1997, as follows:

    Federal statutory tax rate                                         34%
    State income tax benefit due to net operating loss carryforward     3
    Permanent differences and other                                    (2)
    Valuation allowance                                               (21)
                                                                      ---
    Effective tax rate                                                 14%
                                                                      ===

         The deferred tax asset valuation allowance was established to reduce the recorded net deferred tax asset to an amount estimated as more likely than not to be realized. The deferred tax asset recorded consists principally of the tax effect of the expected tax losses for fiscal 1997 that will be carried back to prior years' taxable income as well as the future tax benefits resulting from tax loss carryforwards. The Company will assess the required valuation allowance as additional information regarding the impact of the Recall is available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain important factors, including without limitation those set forth in this section, in the Company's Annual Report on Form 10-K for the year ended August 31, 1996, and in other documents the Company files from time to time with the Securities and Exchange Commission. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K.

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

         To date, there have been seven personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall filed against the Company. Three of these proceedings have been settled. In addition, there was one legal proceeding alleging fraudulent business acts and practices relating to the recalled products filed against the Company; this proceeding was also settled. Following the Recall, the Company formed the Odwalla Nourishment & Food Safety Advisory Council to advise management in developing new industry leadership and practices in the sourcing, production and distribution of Nourishing Beverage products. Beginning in early December 1996, Odwalla reintroduced all apple juice-based products to the market using a Hazard Analysis Critical Control Point Plan, which includes the flash pasteurization of fresh apple juice. The flash pasteurization process rapidly heats the juice for a short period of time to a temperature high enough to kill harmful bacteria yet still retain vitamins, minerals and flavors that diminish in pasteurization processes at higher temperatures and for longer periods of time. The Company incurred significant costs related to the Recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process.

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

         The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks and intends to present claims to its insurance carriers under the appropriate policies. In February 1997, one claim for product recall costs was presented to its insurance carriers. However, the amount and timing of proceeds, if any, from the February 1997 claim and future insurance claims is not known at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         When reviewing the results of operations for the three and six month periods ended February 28, 1997, it is important to remember that the months of September and October, 1996, which represent the first two months of the periods, continued the net sales growth trend that the Company had reported in fiscal 1996 and positively impacted the results of operations of each of those periods. The last four months of the six month period reflect the significant reduction in sales as a result of the Recall.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three-month and six-month periods ended February 29, 1996 and February 28, 1997. These operating results are not necessarily indicative of the results for any future period.

                                     Three Months Ended    Six Months Ended
                                     ------------------   ------------------
                                      Feb. 29,  Feb. 28,  Feb. 29,  Feb. 28,
                                         1996      1997      1996      1997
                                       -------------------------------------
     Net sales                          100.0%    100.0%    100.0%    100.0%
     Cost of sales                       53.4      57.1      54.0      53.0
                                        -----     -----     -----     -----
     Gross margin                        46.6      42.9      46.0      47.0
                                        -----     -----     -----     -----

     Operating expenses
        Sales and distribution           34.7      47.4      35.2      45.6
        Marketing                         4.0       6.6       3.6       5.6
        General and administrative        9.6      20.5       9.3      17.5
        Direct recall costs                --        --        --      15.1
                                        -----     -----     -----     -----

     Loss from operations                (1.6)    (31.6)     (2.1)    (36.8)
     Interest income (expense), net       0.8       0.5       1.0       0.5
     Income tax benefit                   0.3       4.0       0.4       5.2
                                        -----     -----     -----     -----
     Net loss                            (0.5)%   (27.0)%    (0.7)%   (31.1)%
                                        =====     =====     =====     =====


THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 1996

         NET SALES. Net sales for the second quarter were $11.3 million which represents a 17% decrease from the $13.6 million reported for the second quarter of fiscal 1996. Sales were substantially reduced from the first quarter of fiscal 1997 and the corresponding quarter of fiscal 1996 as a result of the Recall. By the end of the second quarter, sales were approximately 70% of pre-Recall levels. The Company expects sales in the third quarter of fiscal 1997 to be significantly lower than sales in the third quarter in fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         COST OF SALES. Cost of sales decreased to $6.4 million in the second quarter of fiscal 1997 compared to $7.2 million for the same period during fiscal 1996. Gross margin as a percentage of net sales was 42.9% in the second quarter of fiscal 1997, a decrease from 46.6% during the second quarter of fiscal 1996. Gross margin decreased primarily due to (a) increases in labor and operating expenses resulting from the significant volume decrease in the current quarter, (b) an increase in product returns, and (c) slightly higher fruit prices, offset to some extent by (d) better fruit yield due to improvements installed during late fiscal 1996 at the production facility in Dinuba. The Company anticipates that the gross margin will increase as a percentage of net sales as volume is restored to pre-Recall levels; however, there can be no assurance that gross margin as a percentage of net sales will increase as sales volume increases or that such increase will approach levels recorded in the third and fourth quarter of fiscal 1996.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased to $5.3 million in the second quarter of fiscal 1997 compared to $4.7 million for the same period during fiscal 1996, and increased as a percentage of net sales. The increase in sales and distribution expenses as a percentage of net sales is attributable primarily to the Recall as the sales and distribution structure in place to support the expanding sales volume pre-Recall contained certain fixed elements that remain despite the post-Recall reduced sales volume. In connection with the reduction in work force in late November 1997, the Company initiated a sales route restructuring plan (which is receiving its first test in one market in April 1997) and a revised route sales person compensation plan. In the second quarter, the Company decided to consolidate certain distribution operations and geographic responsibilities, resulting in a $180,000 charge to operations. The consolidation is to be substantially implemented by early May 1997. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels. In addition, future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels.

         MARKETING. Marketing expenses increased to $743,000 in the second quarter of fiscal 1997 compared to $538,000 in the second quarter of fiscal 1996, and increased as a percentage of net sales. Marketing costs will continue to increase in fiscal 1997, in absolute dollars, as a result of the Recall and planned expanded efforts to continue to enhance stakeholder awareness as well as increased professional services related to new product development, consumer research and communications. The Company does not expect marketing costs to increase as a percentage of net sales from the results for the second quarter of fiscal 1997 although there can be no assurance that an increase will not occur. The increase in marketing costs as a result of the Recall cannot be quantified at this time and will depend upon the results of on-going consumer research, the response of consumers to the reintroduced product line, and other factors affecting the restoration of consumer confidence.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.3 million in the second quarter of fiscal 1997 from $1.3 million in the second quarter of fiscal 1996, and increased as a percentage of net sales, primarily due to additions to the Company's management and administrative staff and increases in professional services and lease expenses. The Company expects general and administrative costs in fiscal 1997 to increase in absolute dollars but to decline as a percentage of net sales. However, there can be no assurance that general and administrative costs will decrease as a percentage of net sales. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         INTEREST. Odwalla had net interest income of $56,000 in the second quarter of fiscal 1997 compared to $116,000 in the second quarter of fiscal 1996. Gross interest income of $78,000 in the second quarter of fiscal 1997 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $22,000 in the second quarter of fiscal 1997 resulted from interest on capital leases and other long-term debt. Gross interest income of $138,000 in the second quarter of fiscal 1996 was offset by interest expense of $22,000. Interest income is expected to decrease in future periods as the Company utilizes a portion of its cash equivalents and short-term investments. See "Liquidity and Capital Resources."

         INCOME TAXES. The $450,000 income tax benefit for the second quarter of fiscal 1997 resulted from the tax benefit associated with the loss for the quarter. The 13% effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company will assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available during fiscal 1997. The $43,000 income tax benefit for the second quarter of fiscal 1996 resulted from the tax benefit of the loss for that quarter. The effective tax rate of 38% for the second quarter of fiscal 1996 varied from the federal statutory tax rate primarily due to California and other state income taxes.

SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 1996

         NET SALES. Net sales for the first six months of fiscal 1997 decreased 2% to $25.4 million compared to $26.0 million for the same period during fiscal 1996. Net sales growth was approximately 45% for each of September and October 1996 compared to the corresponding months in fiscal 1996. Sales in the last four months of the six month period were significantly reduced from the prior year period as a result of the Recall. The Company expects sales in the third quarter of fiscal 1997 to decline significantly from the sales in the third quarter in fiscal 1996.

         COST OF SALES. Cost of sales decreased to $13.4 million in the first six months of fiscal 1997 compared to $14.0 million for the same period during fiscal 1996. Gross margin as a percentage of net sales was 47.0% in the first six months of fiscal 1997, an increase from 46.0% during the first six months last year. Gross margin increased primarily due to (a) better fruit yield due to improvements installed during late fiscal 1996 at the production facility in Dinuba, offset somewhat by (b) increases in labor and operating expenses resulting from the significant volume decrease in the last four months of the six month period, (c) an increase in product returns compared to the comparable period in 1996, and (d) slightly higher fruit prices. The Company anticipates that cost of sales will increase as a percentage of net sales during the third and fourth quarter of fiscal 1997, compared to comparable prior periods in fiscal 1996, due to reduced production levels and production costs of the flash-pasteurized products that were reintroduced to the market in early December 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         SALES AND DISTRIBUTION. Sales and distribution expenses increased to $11.6 million in the first six months of fiscal 1997 compared to $9.1 million for the same period during fiscal 1996, and increased as a percentage of net sales. The increase in sales and distribution expenses as a percentage of net sales is attributable primarily to the Recall as the sales and distribution structure in place to support the expanding sales volume was not reduced to correspond with the reduced sales volume subsequent to the Recall and, to a lesser extent, an infrastructure increase to foster growth and strong partnerships with the trade. In an effort to reduce sales and distribution expenses post-Recall, in late November, the Company completed a reduction in force of approximately 50 employees primarily involved in sales and distribution. In connection with the reduction in force, the Company initiated a sales route restructuring plan (which is receiving its first test in one market in April 1997) and, on March 1, 1997, a revised route sales person compensation plan. In the second quarter, the Company decided to consolidate certain distribution operations and geographic responsibilities, resulting in a $180,000 charge to operations. The consolidation is to be substantially implemented by early May 1997. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels. In addition, future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales compared to pre-Recall levels.

         MARKETING. Marketing expenses increased to $1.4 million in the first six months of fiscal 1997 compared to $931,000 during the same time period last year, and increased as a percentage of net sales. Marketing costs increased in the first six months of fiscal 1997 and will continue to increase in fiscal 1997, in both absolute dollars and as a percentage of net sales, as a result of the Recall and planned expanded efforts to continue to enhance stakeholder awareness as well as increased professional services related to new product development, consumer research and communications. The increase in marketing costs as a result of the Recall cannot be quantified at this time and will depend upon the results of on-going consumer research, the response of consumers to the reintroduced product line, and other factors affecting the restoration of consumer confidence.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4.4 million in the first six months of fiscal 1997 from $2.4 million last year, and increased as a percentage of net sales, primarily due to additions to the Company's management and administrative staff and increases in professional services and lease expense. General and administrative costs will increase in fiscal 1997 in both absolute dollars and as a percentage of net sales. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

         DIRECT RECALL COSTS. The direct costs of the Recall were $3.8 million in the first six months of fiscal 1997. This total, which was reported in the first quarter, represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and now obsolete packaging supplies; and costs of leased equipment in excess of current volume requirements; costs of reformulating products; and costs associated with the flash pasteurization process. Direct recall costs recorded in the first quarter include approximately $700,000 of estimated direct costs for the remainder of the year, primarily legal and professional fees. Approximately $235,000 of these estimated direct costs were incurred in the second quarter. However, there can be no assurance that the actual direct costs for the remainder of the year may not exceed the estimated amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         INTEREST. Odwalla had net interest income of $137,000 in the first six months of fiscal 1997 compared to $274,000 in the first six months of fiscal 1996. Gross interest income of $176,000 in the first six months of fiscal 1997 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $39,000 in the first six months of fiscal 1997 resulted from interest on capital leases and other long-term debt. Gross interest income of $324,000 in the first six months of fiscal 1996 was offset by interest expense of $50,000. Interest income is expected to decrease in future periods as the Company utilizes a portion of its cash equivalents and short-term investments. See "Liquidity and Capital Resources."

         INCOME TAXES. The $1.3 million income tax benefit for the first six months of fiscal 1997 resulted from the tax benefit associated with the loss resulting from the Recall. The 14% effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company will assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available during fiscal 1997. The $116,000 income tax benefit for the first six months of fiscal 1996 resulted from the tax benefit of the loss for that period effective tax rate of 38% for the first six months of fiscal 1996 varied from the federal statutory tax rate primarily due to California and other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through three primary sources: private and public sales of equity securities, bank debt and capital lease financing. At February 28, 1997, the Company had working capital of $5.7 million compared to working capital of $14.7 million at August 31, 1996. The decrease resulted primarily from operating losses and $2.2 million of capital expenditures. At February 28, 1997, the Company had cash, cash equivalents and short term investments of $3.6 million compared to $12.4 million at August 31, 1996.

         Net cash used in operating activities for the first six months of fiscal 1997 was $6.5 million. This consisted of the net loss plus depreciation and amortization, decreases in accounts receivable (due to significantly reduced sales volume following the Recall) and increases in other accrued expenses offset by increases in the deferred income tax asset (due primarily to tax benefits of the net operating loss) and in inventory due to favorably priced cash purchases of frozen purees in the first half of fiscal 1997 based upon commitments from fiscal 1996. Net cash provided by investing activities for the first six months of fiscal 1997 was $2.9 million, consisting primarily of sale of short-term investments offset by capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment and coolers. Net cash used in financing activities for the first six months of fiscal 1997 was $72,000, consisting primarily of $161,000 for the sale of common stock through the exercise of stock warrants and options offset by payments of long-term debt and capital lease obligations.

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

         At February 28, 1997, the Company had $481,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. However, as a result of the Recall, the leasing company used for computer and cooler financing has notified the Company that it has placed a hold on future lease commitments. The Company is currently exploring additional leasing or lease financing sources to obtain future commitments for computer and cooler equipment. There can be no assurance that the Company will be able to use or continue to use such lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

         The Company is currently negotiating a line of credit with a financial institution. However, there can be no assurance that the Company will be able to obtain such a credit facility at favorable terms, if at all, and the failure to do so may have a material adverse effect on the Company's business or results of operations.

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

         While the Company expects a significant loss for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through February 1998. However, this belief is based in part on future sales estimates and other plans which are inherently uncertain given the disruption to the Company's business caused by the Recall.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

         POST-RECALL MANAGEMENT. Prior to the Recall, the Company experienced substantial growth in its revenue, operations and employee base, and underwent substantial changes in its business that placed significant demands on the Company's management, working capital and financial and management control systems. Although the Company will continue to face the demands of a growing business and expansion in its newer markets, the Company must also address the challenges and increasing costs and demands on management and working capital resulting from the Recall, including restoring consumer confidence in its products, adapting its production processes and procedures to accommodate flash pasteurization and other new production methods, managing pending and future legal proceedings and settlement of first and third party claims with its insurance carriers. All of the foregoing demands and challenges will require the expenditure of a significant amount of management effort and working capital. The Company anticipates that the increased costs associated with the Recall, including equipment and plant modifications required for flash pasteurization and legal and marketing costs, may require the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all.

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

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. These fluctuations have been the result of changes in the price of fruit and vegetables due to seasonality and other factors, new product introductions, start-up costs associated with new facilities, expansion into new markets, sales promotions and competition. Excluding the impact of the Recall, future operating results may fluctuate as a result of these and other factors, including increased energy costs, the introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the economy. The Company's business is also significantly affected by weather patterns, and unseasonably cool or rainy weather can adversely impact the Company's sales. A significant portion of the Company's expense levels is relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company also may choose to reduce prices or increase spending in response to competition, which may have an adverse effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Odwalla's current product line consists of single-strength and blended fruit- and vegetable-based products and geothermal natural spring water. Except for flash pasteurization applied to fresh apple juice, all single-strength products are fresh fruit- and vegetable-based beverage products (some produced on a seasonal basis). Blended products also contain fresh fruit- and vegetable-based beverage products, and, in some products, flash pasteurized apple juice. These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas and parts of British Columbia. Because all of Odwalla's products contain fresh fruit or vegetable juices, except for flash-pasteurized apple juice and geothermal spring water, and do not contain preservatives, the shelf life of the product is typically limited to between 5 and 16 days at the retail outlet.

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

         RAW MATERIALS. Producing and selling fresh and flash-pasteurized fruit- and vegetable-based beverage products ("Nourishing Beverages") entails special requirements in fruit sourcing, beverage production, distribution and sales in order to preserve and maximize their freshness and flavor quality. Fruits and vegetables must be sourced and selected to meet a variety of established criteria, including variety, quality, ripeness and other factors. Transportation and processing of the fruit and vegetables must be performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve its goal of providing the freshest, most flavorful and most enjoyable Nourishing Beverages for consumers.

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

         COMPETITION. The Company's products compete broadly with all beverages available to consumers. The beverage market is highly competitive. It includes national, regional and local producers and distributors, many of whom have greater resources than the Company, and many of whom have shelf stable products that can be distributed with significantly less cost. The Company views its niche as conveniently accessed nourishing beverages and fresh, preservative-free juices and juice-based beverages. The Company believes its direct competition in this market niche currently is from regionally or locally focused producers, certain of which are owned by major beverage producers. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A large national company, Chiquita Brands International, Inc. ("Chiquita"), has entered this market niche in certain limited geographic areas, both directly and by acquisition. Although the Company has not experienced significant competition from Chiquita to date, Odwalla entered the Los Angeles market in September 1995 and is competing directly with Chiquita's products in that market. Chiquita and other major food and beverage companies may become more active in the Nourishing Beverage business, either directly or by acquisition of smaller juice companies. A decision by Chiquita or any other large company to focus on the Company's existing markets or target markets could have a material adverse effect on the Company's business and results of operations. While the Company believes that it competes favorably with its competitors on factors such as quality, merchandising, service, sales and distribution, multiple flavor categories and brand name recognition and loyalty, the Company's products are typically sold at prices higher than most other juice products. There can be no assurance that the Company will not experience competitive pricing pressure that could adversely affect its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS. In fiscal 1996, the Company's largest account, Safeway, accounted for approximately 14% of the Company's sales. The Company puts considerable effort into the maintenance of this and other significant accounts, but there can be no assurance that sales to these accounts will not decrease or that these trade partners will not choose to replace the Company's products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would materially and adversely affect the Company's business and results of operations. Continuity of trade partner relationships is important, and events that impact the Company's trade partners, such as the Recall and labor disputes, may have an adverse impact on the Company's results of operations.

         GOVERNMENT REGULATION. The production and sales of the Company's beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA. There have been no significant costs thus far associated with complying with FDA regulations.

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

         PRODUCT LIABILITY. Since the Company's products are not pasteurized (except for flash pasteurization applied to apple juice), nuclearly irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall associated with the E. coli O157:H7 bacteria, the Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such past claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim or claims associated with the Recall will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business and results of operations. The Company currently maintains $52 million in commercial general liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim. See Part II "Item 1. Legal Proceedings."

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against the
Company:

         1. The Ishida/Peterson Case: A class action lawsuit filed in King County Superior Court, Seattle, Washington and served on November 12, 1996. During the second quarter of fiscal 1997, Ms. Ishida was replaced by another class representative, Mrs. Peterson.

         2. The Curtis Case: A class action lawsuit filed in the United States District Court, Western District of Washington and served on November 15, 1996.

         3. The Beverly Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on December 3, 1996.

         4. The Starmack Case: A personal injury lawsuit filed in San Diego County Superior Court, San Diego, California on January 3, 1997, has been served and the Company has filed its answer.

         The Company currently maintained commercial general liability insurance totaling $27,000,000 during the period including the Recall. The Company has notified its insurance carrier of these events. At this time, no discovery has commenced with respect to the remaining above-described legal proceedings and the Company is unable to determine the potential liability on all such lawsuits and claims.

         The following personal injury claims and legal proceedings have been settled:

         1. The Kim Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, served on November 15, 1996 and settled on January 9, 1997.

         2. The Webb Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, served on December 9, 1996 and settled on January 9, 1997.

         3. The Azzizi Case: A personal injury lawsuit filed in Alameda County Superior Court, Alameda, California and served on November 20, 1996 and settled on March 25, 1997.

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

         Roderick P. Bushnell v. Odwalla, Inc.: A lawsuit filed in San Francisco County Superior Court, San Francisco, California and served on November 13, 1996. This lawsuit was settled on January 16, 1997 and received court approval on March 19, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

         Exhibit 11.1 -  Statement of Computation of Per Share Earnings
         Exhibit 27.1 - Financial Data Schedule

         B.       REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended February 28, 1997.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ODWALLA, INC.
                                  (Registrant)




Date: April 11, 1997              By:  /s/  D. STEPHEN C. WILLIAMSON
                                     -------------------------------
                                      D. Stephen C. Williamson
                                      Chief Executive Officer
                                       (Principal Executive Officer)



Date: April 11, 1997              By:  /s/  JAMES R. STEICHEN
                                     -------------------------------
                                      James R. Steichen
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)