Form 10-Q
period 1997-05-31
ODWALLA INC
filed 1997-07-15
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check 4whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, no par value                        5,022,859 shares
            (Class)                          (Outstanding at July 11, 1997)

                                  ODWALLA, INC.

                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

                                     INDEX

                                                                                      Page
                                                                                      ----

Part I.     Financial Information


   Item 1.  Financial Statements:

            Consolidated Balance Sheets as of August 31, 1996
            and May 31, 1997 ........................................................  3

            Consolidated Statements of Operations for the three-month and nine-
            month periods ended May 31, 1996 and 1997 ...............................  4

            Consolidated Statements of Cash Flows for the nine-month periods ended May 31, 1996 and 1997..............................................  5

            Notes to Consolidated Financial Statements...............................  6


   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................  10



Part II.    Other Information

   Item 1.  Legal Proceedings........................................................  23

   Item 6.  Exhibits and Reports on Form 8-K.........................................  24

PART I - FINANCIAL INFORMATION

ITEM-1. FINANCIAL STATEMENTS

                                                                    CONSOLIDATED BALANCE SHEETS
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
===============================================================================================
                                                                      August 31,     MAY 31,
                                                                        1996          1997
-----------------------------------------------------------------------------------------------
                                                                                   (UNAUDITED)
ASSETS
CURRENT
       Cash and cash equivalents                                       $ 5,975       $ 3,285
       Short term investments                                            6,438         1,407
       Trade accounts receivable, less allowance for
            doubtful accounts of $306 and $569                           5,302         4,893
       Inventories (Note 2)                                              3,294         3,646
       Prepaid expenses and other                                          964         1,071
       Deferred tax asset, net (Note 5)                                    307         1,890
                                                                       -------       -------
TOTAL CURRENT ASSETS                                                    22,280        16,192
PLANT, PROPERTY AND EQUIPMENT, net (Note 3)                             12,641        13,931
OTHER ASSETS
       Officer and shareholder loans                                       117           117
       Excess of cost over net assets acquired                           1,442         1,360
       Covenants not to compete                                            874           772
       Other noncurrent                                                    346           288
                                                                       -------       -------
TOTAL ASSETS                                                           $37,700       $32,660
                                                                       =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable                                                $ 5,308       $ 6,006
       Accrued payroll and related items                                 1,096         1,682
       Line of credit (Note 6)                                            --           1,986
       Income taxes payable                                                281            78
       Other accruals                                                      581         1,778
       Current maturities of capital lease obligations                     210           212
       Current maturities of long-term debt                                149           105
                                                                       -------       -------
TOTAL CURRENT LIABILITIES                                                7,625        11,847
CAPITAL LEASE OBLIGATIONS, less current maturities                         384           222
LONG-TERM DEBT, less current maturities                                     90           222
OTHER                                                                       27            17
                                                                       -------       -------
TOTAL LIABILITIES                                                        8,126        12,308
                                                                       -------       -------

SHAREHOLDERS' EQUITY
  Common stock, no par value, shares authorized, 15,000,000; issued
       and outstanding, 4,945,095 and 5,021,061 shares, respectively    28,813        29,296
  Retained earnings (deficit)                                              761        (8,944)
                                                                       -------       -------
Total shareholders' equity                                              29,574        20,352
                                                                       -------       -------
Total liabilities and shareholders' equity                             $37,700       $32,660
                                                                       =======       =======

                                 [ODWALLA LOGO]

                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================================

                                                Three Months Ended        Nine Months Ended
                                               ---------------------     ---------------------
                                               May 31,      May 31,      May 31,      May 31,
                                                 1996         1997         1996         1997
                                               --------     --------     --------     --------
------------------------------------------------------------------------------------------------
                                                           (UNAUDITED)               (UNAUDITED)

NET SALES                                      $ 16,532     $ 13,685     $ 42,505     $ 39,043
COST OF SALES                                     8,017        7,119       22,048       22,550
                                               --------     --------     --------     --------
GROSS MARGIN                                      8,515        6,566       20,457       18,493
                                               --------     --------     --------     --------
OPERATING EXPENSES
       Sales and distribution                     5,436        5,403       14,569       16,972
       Marketing                                    659          782        1,590        2,203
       General and administrative                 1,636        2,497        4,062        6,926
       Direct recall costs (Note 4)                --           --           --          3,840
                                               --------     --------     --------     --------
TOTAL OPERATING EXPENSES                          7,731        8,682       20,221       29,941

INCOME (LOSS) FROM OPERATIONS                       784       (2,116)         236      (11,448)
OTHER INCOME (EXPENSE), net                         (23)          10          (55)           1
INTEREST INCOME, net of interest expense             81           13          356          158
                                               --------     --------     --------     --------
INCOME (LOSS) BEFORE INCOME TAXES                   842       (2,093)         537      (11,289)

INCOME TAX BENEFIT (EXPENSE)                       (320)         273         (204)       1,584
                                               --------     --------     --------     --------
NET INCOME (LOSS)                              $    522     $ (1,820)    $    333     $ (9,705)
                                               ========     ========     ========     ========

NET INCOME (LOSS) PER COMMON SHARE AND
       COMMON EQUIVALENT SHARE                 $   0.10     $  (0.36)    $   0.06     $  (1.95)
                                               --------     --------     --------     --------
WEIGHTED AVERAGE COMMON EQUIVALENT AND
       COMMON EQUIVALENT SHARES OUTSTANDING       5,442        4,993        5,408        4,976
                                               ========     ========     ========     ========

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               (IN THOUSANDS)
=============================================================================================
                                                                        Nine months ended
                                                                    -------------------------
                                                                     May 31,        MAY 31,
                                                                      1996           1997
---------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                            $    333       $ (9,705)
       Adjustments to reconcile net income (loss) to net
            cash provided by (used in) operating activities:
                Depreciation & amortization                            1,040          1,641
                Deferred income taxes                                    (74)        (1,583)
                Loss on sale of assets                                  --               13
                Changes in assets and liabilities:
                     Trade accounts receivable                        (2,064)           409
                     Inventories                                        (589)          (352)
                     Prepaid expenses and other current assets           201           (107)
                     Other noncurrent assets                            (134)            36
                     Accounts payable                                    651            698
                     Accrued payroll and related items                   813            586
                     Other accruals and other liabilities                 (4)         1,188
        Income taxes payable                                            (133)          (203)
                                                                    --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       40         (7,379)
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                           (4,295)        (2,536)
       Sale of short-term investments, net                              --            5,031
       Proceeds from sale of assets                                     --               28
                                                                    --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (4,295)         2,523
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
       Net borrowings under line of credit                              --            1,986
       Principal payments under long-term debt                          (239)          (142)
       Proceeds from issuance of long-term debt                          225           --
       Payments of obligations under capital leases                      (94)          (161)
       Sale of common stock through option exercises                     283            484
                                                                    --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                175          2,168
                                                                    --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (4,080)        (2,689)
CASH AND CASH EQUIVALENTS, beginning of period                        11,786          5,975
                                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of period                            $  7,706       $  3,285
                                                                    ========       ========

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary (the "Company") at May 31, 1997 and the related consolidated statements of operations and cash flows for each of the three-month and nine-month periods ended May 31, 1996 and 1997 have not been audited by independent accountants. However, in the opinion of management, they include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 31, 1996 appearing in the Company's 1996 Annual Report on Form 10-K.

2.    INVENTORIES

Inventories consist of the following (in thousands):

                                AUGUST 31,    MAY 31,
                                   1996        1997
                                  ------      ------

Raw materials                     $2,467      $2,722
Packaging supplies and other         477         452
Finished product                     350         472
                                  ------      ------

Total                             $3,294      $3,646
                                  ======      ======

3.    PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consist of the following (in thousands):

                                      August 31,       MAY 31,
                                         1996           1997
                                       --------       --------
Land                                   $    411       $  1,001
Buildings and building
 improvements                             6,339          6,614
Leasehold improvements                    2,287          2,435
Machinery and equipment                   5,242          6,214
Vehicles                                    619            542
Other                                     2,693          3,156
                                       --------       --------
                                         17,591         19,962
Less accumulated depreciation and
amortization                             (4,950)        (6,031)
                                       --------       --------
                                       $ 12,641       $ 13,931
                                       ========       ========

                                  ODWALLA, INC.

4.    PRODUCT RECALL AND OTHER LEGAL MATTERS

      On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of e. coli 0157:h7 bacteria illness and Odwalla's apple juice products. The Company immediately implemented a voluntary recall (the "Recall") of all Odwalla products containing apple juice and, on October 31, 1996, expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice.

      The Company experienced a significant reduction in sales of all of its products following the Recall. Beginning in early December 1996, the Company reintroduced all apple juice-based products to the market using flash pasteurization of its fresh apple juice. In addition, the Company incurred significant direct Recall costs including: advertising and public relations costs; legal and professional fees; cost of the product recalled (including the labor and freight involved in the recall process); destruction of unsold product and now obsolete packaging supplies; costs of leased sales and distribution equipment in excess of current volume requirements; costs of reformulating products; and costs associated with the flash pasteurization process. Direct Recall costs totaled $3,840,000 in the first quarter of fiscal 1997 and included approximately $700,000 of estimated direct costs for the remainder of the year. Approximately $235,000 and $225,000 of these estimated direct costs were incurred in the second and third quarter, respectively. However, there can be no assurance that the actual direct costs for the remainder of the year may not exceed the estimated amount.

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

      The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks and intends to present claims to its insurance carrier under the appropriate policy. In February 1997, one claim for certain product recall costs was presented to its insurance carrier. In April 1997, an additional partial claim was presented for other losses incurred due to the Recall. However, the amount and timing of proceeds, if any, from the February or April 1997 claims and any future insurance claims cannot be presently determined. Accordingly, at May 31, 1997, the Company has not recorded a significant receivable for insurance proceeds related to these matters.

                                  ODWALLA, INC.

4.    PRODUCT RECALL AND OTHER LEGAL MATTERS (CONTINUED)

      To date, there are four pending personal injury claims and legal proceedings seeking monetary damages and other relief related to the Recall filed against the Company. One of the remaining claims is a class action lawsuit and three are personal injury lawsuits; however, the Company recently learned that the pending class action lawsuit would not be certified as a class. Four other personal injury claims and lawsuits have been settled as of July 11, 1997. In addition, there was one legal proceeding alleging fraudulent business acts and practices relating to the recalled products filed against the Company; this suit was settled in January 1997 and received court approval in March 1997. The settlement of the four personal injury legal proceedings was covered under the Company's general liability insurance policy and did not result in any additional costs to the Company. The Company is currently working with its insurance carrier and legal counsel to assess the total potential liability to the Company. However, due to the relatively short period of time since the Recall, the Company is not presently able to determine whether the ultimate liability resulting from these and potential future claims will exceed the coverage available under its applicable insurance policies.

      The Company continues to develop and implement plans to regain and build on its customer base and anticipates that sales levels will improve throughout the remainder of fiscal year 1997. There can be no assurance sales levels will continue to improve and, in any event, the anticipated improvement in sales levels is not expected to offset the effects of the lost sales and direct costs associated with the Recall. While a significant loss is expected for fiscal year 1997, the Company believes it will have sufficient cash, including its ability to borrow funds as needed, to fund its operations and capital expenditures through the end of May 1998. However, this belief is based, in part, on future sales estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.

      The Company has been informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the Recall. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation.

5.    INCOME TAXES

      The Company's effective tax benefit rate differs from the federal statutory rate for the nine months ended May 31, 1997, as follows:

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

                                  ODWALLA, INC.

6.    LINE OF CREDIT

      In May 1997, the Company entered into a Loan and Security Agreement (Agreement) with a lender which provides for borrowings of up to $5 million. The actual borrowings cannot in the aggregate exceed 80% to 85% of eligible accounts receivable (Receivable Line) plus a maximum of $500,000 available for new capital equipment (Equipment Line). Interest on borrowings under the Agreement is payable monthly at prime plus 1.5%, which rate was equal to 10% at May 31, 1997. Borrowings under the Equipment Line are subject to interest only for the initial three months and then monthly interest and principal payments amortized over a 45 month period. The entire loan matures on May 31, 1999, subject to renewal as provided in the Agreement. The Company incurred approximately $35,000 of fees in connection with the Agreement and will incur a termination fee (ranging from 3% to 1% of the committed balance, depending upon the remaining loan term) if the Agreement is terminated prior to maturity.

      The Agreement contains certain restrictions on the Company, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. In addition, the interest rate changes to prime plus 2% if adjusted net worth, as defined in the Agreement, is less than $14 million. The Company is required to pay interest on $2 million and, accordingly, borrowed approximately that amount under the Receivable Line at May 31, 1997.

      Simultaneously, the Company entered into a separate Loan Agreement (Loan Agreement) with another party to provide a $1 million facility under substantially the same terms noted for the Agreement. Borrowings under the Loan Agreement mature on May 21, 1998. The Company agreed to issue a warrant for 7,000 shares of its common stock at $12.50 per share (fair market value at issue date) which expires in May 2002. There were no borrowings under the Loan Agreement at May 31, 1997.

      The Agreement and the Loan Agreement are collateralized by all Company assets.

7.    EARNINGS PER SHARE

      Primary income (loss) per common share and common equivalent shares has been computed using the weighted average number of shares of common stock outstanding during the period and incremental shares assumed issued for dilutive common stock equivalents. Fully diluted earnings per share did not differ materially from primary earnings per share.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FASB 128). This Statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB 15) and its related interpretations and establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt the provisions of FASB 128 for the quarter ending February 28, 1998 and earlier application is not permitted. However, upon adoption the Company may be required to restate previously reported annual and interim income or loss per share in accordance with the provisions of FASB 128. The Company does not believe the adoption of FASB 128 will have a material impact on the computation or manner of presentation of its earnings per share data as currently or previously presented under APB 15.

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

      On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of e. coli 0157:h7 and Odwalla's apple juice products. The Company immediately implemented a voluntary recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice.

      To date, there have been eight personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall filed against the Company. Four of these proceedings have been settled. In addition, there was one legal proceeding alleging fraudulent business acts and practices relating to the recalled products filed against the Company; this proceeding was also settled. Following the Recall, the Company formed the Odwalla Nourishment & Food Safety Advisory Council to advise management in developing new industry leadership and practices in the sourcing, production and distribution of Nourishing Beverage products. Beginning in early December 1996, Odwalla began flash pasteurization of fresh apple juice as part of the Company's Hazard Analysis Critical Control Point Plan and reintroduced all apple juice-based products to the market. The flash pasteurization process rapidly heats the juice for a short period of time to a temperature high enough to kill harmful bacteria yet still retain vitamins, minerals and flavors that diminish in pasteurization processes at higher temperatures and for longer periods of time. The Company incurred significant costs related to the Recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process.

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

      The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks and intends to present claims to its insurance carriers under the appropriate policies. In February 1997, one claim for product recall costs was presented to its insurance carriers. In April 1997, an additional claim was presented for business losses incurred due to the Recall. However, the amount and timing of proceeds, if any, from the February or April 1997 claims and any future insurance claims cannot be presently determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      When reviewing the results of operations for the three and nine month periods ended May 31, 1997, it is important to remember that the months of September and October, 1996, which represent the first two months of the periods, continued the net sales growth trend that the Company had reported in fiscal 1996 and positively impacted the results of operations of each of those periods. The last seven months of the nine month period reflect the significant reduction in sales as a result of the Recall.

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of net sales, certain consolidated statements of operations data for the three-month and nine-month periods ended May 31, 1997. These operating results are not necessarily indicative of the results for any future period.

                                            Three Months Ended        Nine Months Ended
                                           May 31,      May 31,      May 31,     May 31,
                                            1996         1997         1996        1997
                                          ----------------------------------------------

Net sales                                  100.0%       100.0%       100.0%       100.0%
Cost of sales                               48.5         52.0         51.9         52.6
                                           -----        -----        -----        -----
Gross margin                                51.5         48.0         48.1         47.4
                                           -----        -----        -----        -----

Operating expenses
   Sales and distribution                   32.9         39.5         34.3         43.5
   Marketing                                 4.0          5.7          3.7          5.6
   General and administrative                9.9         18.3          9.5         17.7
   Direct recall costs                       --           --           --           9.8
                                           -----        -----        -----        -----

Income (loss) from operations                4.7        (15.5)         0.6        (29.3)
Interest and income, net of expense          0.4          0.2          0.7          0.4
Income tax benefit (expense)                (1.9)         2.0         (0.5)         4.1
                                           -----        -----        -----        -----

Net income (loss)                            3.2 %      (13.3)%        0.8%       (24.9)%
                                           =====        =====        =====        =====



THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1996

      NET SALES. Net sales for the third quarter were $13.7 million which represents a 17% decrease from the $16.5 million reported for the third quarter of fiscal 1996. Although sales increased 22% from the second quarter of fiscal 1997, third quarter sales were less than the corresponding quarter of fiscal 1996 as a result of the Recall. By the end of the third quarter, sales were in excess of 80% of pre-Recall levels. The Company expects sales in the fourth quarter of fiscal 1997 to be significantly lower than sales in the fourth quarter of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      COST OF SALES. Cost of sales decreased to $7.1 million in the third quarter of fiscal 1997 compared to $8.0 million for the same period during fiscal 1996. Gross margin as a percentage of net sales was 48.0% in the third quarter of fiscal 1997, a decrease from 51.5% during the third quarter of fiscal 1996. Gross margin decreased primarily due to (a) increases in labor and operating expenses as a percentage of net sales resulting from the volume decrease in the current quarter and higher fixed charges due to plant improvements since the third quarter of fiscal 1996, (b) an increase in product returns, and (c) slightly higher fruit prices, offset to some extent by better fruit yield due to improvements installed during late fiscal 1996 at the production facility in Dinuba, California. The Company anticipates that the gross margin will increase as a percentage of net sales as volume is restored to pre-Recall levels; however, there can be no assurance that gross margin as a percentage of net sales will increase as sales volume increases or that such increase will approach levels recorded in the third and fourth quarter of fiscal 1996.

      SALES AND DISTRIBUTION. Sales and distribution expenses were $5.4 million in both the third quarter of fiscal 1997 and fiscal 1996, but increased as a percentage of net sales to 39.5% from 32.9% last year. The increase in sales and distribution expenses as a percentage of net sales is attributable primarily to the Recall as the sales and distribution structure in place to support the expanding sales volume pre-Recall contained certain fixed elements that remain despite the post-Recall reduced sales volume. In connection with a reduction in work force in late November 1996, the Company initiated a sales route restructuring plan (which began its initial test in one market during the third quarter) and a revised route sales person compensation plan. During the third quarter, the Company consolidated certain distribution operations and geographic responsibilities. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels. In addition, future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels.

      MARKETING. Marketing expenses increased to $782,000 in the third quarter of fiscal 1997 compared to $659,000 in the third quarter of fiscal 1996, and increased as a percentage of net sales. Marketing costs will continue to increase in fiscal 1997, in absolute dollars, as a result of the Recall and planned expanded efforts to continue to enhance stakeholder awareness as well as increased costs related to new product development, consumer research and communications. The Company does not expect marketing costs to increase as a percentage of net sales from the percentage achieved in the third quarter of fiscal 1997 although there can be no assurance that an increase will not occur. The increase in marketing costs as a result of the Recall cannot be quantified at this time and will depend upon the results of on-going consumer research, the response of consumers to the reintroduced product line, and other factors affecting the restoration of consumer confidence.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.5 million in the third quarter of fiscal 1997 from $1.6 million in the third quarter of fiscal 1996, and increased as a percentage of net sales, primarily due to legal fees, additions to the Company's management and administrative staff and increases in facilities costs. The Company does not expect general and administrative costs during the remainder of fiscal 1997 to increase in absolute dollars from the third quarter of fiscal 1997 or to increase as a percentage of net sales. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth and will continue to incur legal fees in excess of fiscal 1996 levels, however, there can be no assurance that general and administrative costs will not increase in absolute dollars or as a percentage of net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      INTEREST. Odwalla had net interest income of $13,000 in the third quarter of fiscal 1997 compared to $81,000 in the third quarter of fiscal 1996. Gross interest income of $39,000 in the third quarter of fiscal 1997 resulted primarily from the Company's investment of the remaining proceeds of its public offering in May 1995. Gross interest expense of $26,000 in the third quarter of fiscal 1997 resulted from interest on capital leases and other long-term debt and, to a lesser extent, to the line of credit borrowing at the end of the quarter. Gross interest income of $107,000 in the third quarter of fiscal 1996 was offset by interest expense of $26,000. Interest income is expected to decrease in future periods as the Company utilizes a portion of its cash equivalents and short-term investments. In addition, interest expense is expected to increase due to new borrowing arrangements entered into at the end of the third quarter. See "Liquidity and Capital Resources."

      INCOME TAXES. The $273,000 income tax benefit for the third quarter of fiscal 1997 resulted from the tax benefit associated with the loss for the quarter. The 13% effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company will assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available during fiscal 1997. The $320,000 income tax expense for the third quarter of fiscal 1996 was calculated by applying the estimated corporate federal and state tax rates to the income for the quarter. The 38% effective tax rate for the third quarter of fiscal 1996 varied from the federal statutory tax rate primarily due to California and other state income taxes.

NINE MONTHS ENDED MAY 31, 1997 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1996

      NET SALES. Net sales for the first nine months of fiscal 1997 decreased 8% to $39.0 million compared to $42.5 million for the same period during fiscal 1996. Net sales growth was approximately 45% for each of September and October 1996 compared to the corresponding months in fiscal 1996. Sales in the last seven months of the nine month period were significantly reduced from the prior year period as a result of the Recall. The Company expects sales in the fourth quarter of fiscal 1997 to be significantly lower than sales in the fourth quarter in fiscal 1996.

      COST OF SALES. Cost of sales decreased to $20.6 million in the first nine months of fiscal 1997 compared to $22.0 million for the same period during fiscal 1996. Gross margin as a percentage of net sales was 47.4% in the first nine months of fiscal 1997, a decrease from 48.1% during the first nine months last year. Gross margin decreased primarily due to (a) better fruit yield due to improvements installed during late fiscal 1996 at the production facility in Dinuba, offset somewhat by (b) increases in labor and operating expenses resulting from the significant volume decrease during the nine month period, (c) an increase in product returns compared to the comparable period in 1996, and
(d) slightly higher fruit prices. The Company anticipates that cost of sales will increase as a percentage of net sales during the fourth quarter of fiscal 1997, compared to the comparable quarter in fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      SALES AND DISTRIBUTION. Sales and distribution expenses increased to $17.0 million in the first nine months of fiscal 1997 compared to $14.6 million for the same period during fiscal 1996, and increased as a percentage of net sales. The increase in sales and distribution expenses as a percentage of net sales is attributable primarily to the Recall as the sales and distribution structure in place to support an expanding sales volume was not reduced to correspond with the reduced sales volume subsequent to the Recall and, to a lesser extent, increased sales and distribution expenditures to foster growth and strong partnerships with the trade. In an effort to reduce sales and distribution expenses post-Recall, in late November, the Company completed a reduction in force of approximately 50 employees primarily involved in sales and distribution. In connection with the reduction in force, the Company initiated a sales route restructuring plan (which began its initial test in one market during the third quarter) and, on March 1, 1997, a revised route sales person compensation plan. In the second quarter, the Company decided to consolidate certain distribution operations and geographic responsibilities, resulting in an $180,000 charge to operations. The consolidation was substantially implemented by early May 1997. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels. In addition, future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales compared to pre-Recall levels.

      MARKETING. Marketing expenses increased to $2.2 million in the first nine months of fiscal 1997 compared to $1.6 million during the same time period last year, and increased as a percentage of net sales. Marketing costs increased in the first nine months of fiscal 1997 and will continue to increase in fiscal 1997, in both absolute dollars and as a percentage of net sales, as a result of the Recall and efforts to continue to enhance stakeholder awareness as well as increased professional services related to new product development, consumer research and communications. The increase in marketing costs as a result of the Recall cannot be quantified at this time and will depend upon the results of on-going consumer research, the response of consumers to the reintroduced product line, and other factors affecting the restoration of consumer confidence.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $6.9 million in the first nine months of fiscal 1997 from $4.1 million last year, and increased as a percentage of net sales, primarily due to additions to the Company's management and administrative staff, and increases in legal services and facilities costs. General and administrative costs will increase in fiscal 1997 in both absolute dollars and as a percentage of net sales compared to fiscal 1996. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

      DIRECT RECALL COSTS. The direct costs of the Recall were $3.8 million in the first nine months of fiscal 1997. This total, which was reported in the first quarter, represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and now obsolete packaging supplies; and costs of leased equipment in excess of current volume requirements; costs of reformulating products; and costs associated with the flash pasteurization process. Direct recall costs recorded in the first quarter include approximately $700,000 of estimated direct costs for the remainder of the year, primarily legal and professional fees. Approximately $460,000 of these estimated direct costs were incurred in the second and third quarters. However, there can be no assurance that the actual direct costs for the remainder of the year will not exceed the estimated amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      INTEREST. Odwalla had net interest income of $158,000 in the first nine months of fiscal 1997 compared to $356,000 in the first nine months of fiscal 1996. Gross interest income of $217,000 in the first nine months of fiscal 1997 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $59,000 in the first nine months of fiscal 1997 resulted primarily from interest on capital leases and other long-term debt. Gross interest income of $440,000 in the first nine months of fiscal 1996 was offset by interest expense of $76,000. Interest income is expected to decrease in future periods as the Company utilizes a portion of its cash equivalents and short-term investments. In addition, interest expense is expected to increase due to new borrowing arrangements entered into at the end of the third quarter. See "Liquidity and Capital Resources."

      INCOME TAXES. The $1.6 million income tax benefit for the first nine months of fiscal 1997 resulted from the tax benefit associated with the loss resulting from the Recall. The 14% effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company will assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available during fiscal 1997. The $204,000 income tax expense for the third quarter of fiscal 1996 was calculated by applying the estimated corporate federal and state tax rates to the income for the quarter. The 38% effective tax rate for the third quarter of fiscal 1996 varied from the federal statutory tax rate primarily due to California and other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations through three primary sources: private and public sales of equity securities, bank debt and capital lease financing. At May 31, 1997, the Company had working capital of $4.3 million compared to working capital of $14.7 million at August 31, 1996. The decrease resulted primarily from operating losses and $2.5 million of capital expenditures. At May 31, 1997, the Company had cash, cash equivalents and short term investments of $4.7 million compared to $12.4 million at August 31, 1996.

      Net cash used in operating activities for the first nine months of fiscal 1997 was $7.4 million. This consisted of the net loss plus depreciation and amortization, decreases in accounts receivable (due to significantly reduced sales volume following the Recall) and increases in accounts payable and other accrued expenses offset by increases in the deferred income taxes (due primarily to tax benefits of the net operating loss) and in inventory due to favorably priced cash purchases of frozen purees in fiscal 1997 based upon commitments from fiscal 1996. Net cash provided by investing activities for the first nine months of fiscal 1997 was $2.5 million, consisting primarily of sale of short-term investments offset by capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment and coolers. Net cash provided by financing activities for the first nine months of fiscal 1997 was $2.2 million, consisting primarily of $2.0 million in borrowings under a line of credit obtained in May 1997 and $484,000 for the sale of common stock through the exercise of stock warrants and options offset by payments of long-term debt and capital lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      In October 1996, the Company completed two land purchases contracted in fiscal 1996. The first was for a parcel of land adjacent to the Dinuba production facility which resulted in payments of $10,000 when the contract was signed in April 1996 and $205,000 upon closing in October. The second was to complete an agreement reached in May 1996 to purchase land adjacent to its Half Moon Bay administrative offices and, upon closing on the land purchase, to extend its lease on the administrative offices (the "Half Moon Bay Transaction"). The Company completed the Half Moon Bay Transaction in October 1996 at a cost of $395,000, of which $230,000 represents assumption of the existing mortgage (interest at 8.75% per annum, monthly principal and interest payments until maturity in 1999 when the remaining balance of approximately $220,000 is due) on the property.

      At May 31, 1997, the Company had $434,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. However, as a result of the Recall, the leasing company used for computer and cooler financing has notified the Company that it has placed a hold on future lease commitments. The Company is currently exploring additional leasing or lease financing sources to obtain future commitments for computer and cooler equipment. There can be no assurance that the Company will be able to use or continue to use such lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

      In May 1997, the Company entered into a Loan and Security Agreement (Agreement) with a lender which provides for borrowings of up to $5 million. The actual borrowings cannot in the aggregate exceed 80% to 85% of eligible accounts receivable (Receivable Line) plus a maximum of $500,000 available for new capital equipment (Equipment Line). Interest on borrowings under the Agreement is payable monthly at prime plus 1.5% (10% at May 31, 1997). Borrowings under the Equipment Line are subject to interest only for the initial three months and then monthly interest and principal payments amortized over a 45 month period. The entire loan matures on May 31, 1999, subject to renewal as provided in the Agreement. The Company incurred approximately $35,000 of fees in connection with the Agreement and will incur a termination fee (ranging from 1% to 3% of the committed balance, depending upon the remaining loan term) if the Agreement is terminated prior to maturity. The Agreement contains certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. In addition, the interest rate changes to prime plus 2% if adjusted net worth, as defined in the Agreement, is approximately $14 million. The Company is required to pay interest on $2 million and, accordingly, borrowed approximately that amount under the Receivable Line at May 31, 1997. Simultaneously, the Company entered into a separate Loan Agreement (Loan Agreement) with another party to provide a $1 million facility under substantially the same terms noted for the Agreement. Borrowings under the Loan Agreement mature on May 21, 1998. The Company agreed to issue a warrant under the Loan Agreement for 7,000 shares of common stock at $12.50 per share (fair market value at issue date) which expires in May 2002. There were no borrowings under the Loan Agreement at May 31, 1997. The Agreement and the Loan Agreement are collateralized by substantially all Company assets.

      Capital improvements necessary for flash pasteurization and other plant modifications are currently expected to cost less than $2.5 million in fiscal 1997. The improvements will be largely financed through available cash resources or debt or, if available, lease financing.

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

      While the Company expects a significant loss for fiscal year 1997, the Company believes it will have sufficient cash to fund its operations and capital expenditures through May 1998. However, this belief is based in part on future sales estimates and other plans which are inherently uncertain given the disruption to the Company's business caused by the Recall.


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

      Although the Company believes that its management, working capital, existing debt arrangements, financial and management systems and controls will be adequate to address its current needs, only a short period of time has elapsed since the Recall and there can be no assurance that its management, working capital and such systems will be adequate to address future requirements of the Company's business. The Company's results of operations will be adversely affected if revenues do not increase sufficiently to compensate for the increase in operating expenses resulting from the Recall and planned expansion, and there can be no assurance that it will not adversely affect the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key employees, and to raise additional capital. There can be no assurance that the Company will be successful in these regards.

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

      PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Odwalla's product line consists of single-strength and blended fruit- and vegetable-based products and geothermal natural spring water. In May 1997, Odwalla expanded its product line with Future Shake - a pasteurized, non-juice based, meal replacement drink intended to secure a position in the growing category of meal replacement and nutritionally fortified beverages. Except for flash pasteurization applied to fresh apple juice, all single-strength products are raw fresh fruit- and vegetable-based beverage products (some produced on a seasonal basis). Blended products also contain raw fresh fruit- and vegetable-based beverage products, and, in some products, flash pasteurized apple juice. These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas and parts of British Columbia. Because all of Odwalla's products contain raw fresh fruit or vegetable juices, except for Future Shake, flash-pasteurized apple juice and geothermal spring water, and do not contain preservatives, the shelf life of the product is typically limited to between 5 and 18 days at the retail outlet.

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

      RAW MATERIALS. Producing and selling raw fresh and flash-pasteurized fruit- and vegetable-based beverage products ("Nourishing Beverages") entails special requirements in fruit sourcing, beverage production, distribution and sales in order to preserve and maximize their freshness and flavor quality. Fruits and vegetables must be sourced and selected to meet a variety of established criteria, including variety, quality, ripeness and other factors. Transportation and processing of the fruit and vegetables must be performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve its goal of providing the freshest, most flavorful and most enjoyable Nourishing Beverages for consumers.

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

      Odwalla also obtains a number of fruits, such as tropical fruits, from foreign suppliers in a frozen fruit puree. A puree is not a concentrate, but is a whole fruit that has been pureed and frozen for shipment. Purees are heat treated and combined with freshly extracted juices, including flash pasteurized apple juice, of other fruits in a number of the Company's products. Purees used by the Company have not been subjected to any processing methods that could materially affect the fresh fruit quality. Most purees are purchased under annual price contracts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

      PRODUCT LIABILITY. Since the Company's products are not pasteurized (except for Future Shake and flash pasteurization applied to apple juice), nuclearly irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall associated with the e. coli 0157:h7 bacteria, the Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such past claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim or claims associated with the Recall will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business and results of operations. The Company currently maintains $52 million in commercial general liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim. See Part II "Item
1. Legal Proceedings."

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against the
Company:

      The Curtis Case: A class action lawsuit filed in the United States
         District Court, Western District of Washington and served on November 15, 1996. On June 30, 1997, the Magistrate Judge stated that he would recommend that the United States District Court deny plaintiffs' motion for class certification.

      The Beverly Case: A personal injury lawsuit filed in the United States
         District Court, Western District of Washington and served on December 3, 1996.

      The Starmack Case: A personal injury lawsuit filed in San Diego County
         Superior Court, San Diego, California on January 3, 1997 and served on January 24, 1997.

      The McGregor Case: A personal injury lawsuit filed in Santa Clara Superior
         Court, Santa Clara, California on June 2, 1997 and served on June 16, 1997.

      The Company maintained commercial general liability insurance totaling $27,000,000 during the period including the Recall. The Company has notified its insurance carrier of these events. At this time, no discovery has commenced with respect to the remaining above-described legal proceedings and the Company is unable to determine the potential liability on all such lawsuits and claims.

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

      The Azizi Case: A personal injury lawsuit filed in Alameda County Superior
         Court, Alameda, California and served on November 20, 1996 and settled on March 25, 1997.

      The Ishida/Peterson Case: A class action lawsuit filed in King County
         Superior Court, Seattle, Washington and served on November 12, 1996 and settled on April 29, 1997.

      The settlement of the above legal proceedings was covered under the Company's commercial general liability insurance policy and did not result in any additional costs to the Company.

      In addition, the Company settled the following claim filed under California Business and Professions Code Section 17200 et seq. alleging fraudulent business acts and practices of the Company relating to the recalled products:

      Roderick P. Bushnell v. Odwalla, Inc.: A lawsuit filed in San Francisco County Superior Court, San Francisco, California and served on November 13, 1996. This lawsuit was settled on January 16, 1997 and received court approval on March 19, 1997.

      The Company has been informed that it is the subject of a federal grand jury investigation (Eastern District of California) concerning events of 1996 and before, including the Recall. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS

      Exhibit 10.13 - Loan and Security Agreement dated May 22, 1997 between the Registrant and Coast Business Credit.
      Exhibit 10.14 - Loan Agreement dated May 22, 1997 between the Registrant and San Hill Capital LLC.
      Exhibit 11.1 - Statement of Computation of Per Share Earnings
      Exhibit 27.1 - Financial Data Schedule

      B.    REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the quarter ended May 31, 1997.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ODWALLA, INC.
                                      (Registrant)




Date: July 14, 1997                   By: /s/  D. STEPHEN C. WILLIAMSON
                                          -------------------------------
                                          D. Stephen C. Williamson
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date: July 14, 1997                   By: /s/  JAMES R. STEICHEN
                                          -------------------------------
                                          James R. Steichen
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                              Document
-------                            --------

 10.13 - Loan and Security Agreement dated May 22, 1997 between the Registrant and Coast Business Credit.

 10.14 - Loan Agreement dated May 22, 1997 between the Registrant and San Hill Capital LLC.

  11.1  -  Statement of Computation of Per Share Earnings

  27.1  -  Financial Data Schedule