Form 10-K405
period 1997-08-31
ODWALLA INC
filed 1997-11-28
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                  --------  --------

                         Commission file number       0-23036

                                  ODWALLA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            California                                  77-0096788
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

            The aggregate market value of voting stock held by non-affiliates of the Registrant, as of November 20, 1997, was approximately $53,890,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            On November 21, 1997 approximately 5,039,669 shares of the Registrant's Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Part III - Portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Shareholders for the 1998 fiscal year.


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

                                     PART I

ITEM 1.         BUSINESS

            Odwalla, Inc. ("Odwalla" or the "Company") was founded in September 1980 and incorporated in California in September 1985. Odwalla is the leading supplier of fresh-squeezed and nutritionally fortified juices and smoothies in the western United States. The Company also supplies all-natural meal replacement beverages and geothermal natural spring water. These products compose what the Company calls "Nourishing Beverages." The Company's Nourishing Beverages provide the consumer with easy access to natural, great tasting nutrition. The Company believes that its Nourishing Beverages appeal to many consumers because of the superior taste of fresh and minimally processed beverages and the greater nutritional value of Nourishing Beverages compared to juice from concentrate or with artificial flavors.

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

            Odwalla's sourcing procedures and production methods enable it to create products with high nutritional and flavor quality. The distribution of Odwalla's products through its own and other direct-store-delivery systems allows the Company to control product quality and presentation, as well as to develop relationships with its trade partners. Odwalla sells and distributes its products to almost 3,000 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores and food service operators through its direct-store-delivery system.

            Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities it serves. Odwalla believes that its products should reflect these values.

PRODUCT RECALL

            On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice.

            Although the Company experienced a significant reduction in sales following the Recall, as of August 31, 1997, the Company's sales have returned to near their pre-Recall level. Most of the Company's trade partners prior to the Recall currently stock the Company's products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview."

            To date, there have been seventeen personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall filed against the Company. In addition, there has been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seven of these claims and proceedings have been settled. In addition, approximately 585 other claims for damages resulting from the Recall were presented to the Company's insurance carrier and approximately 570 of those claims have been settled. In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation. The response to the legal proceedings and the grand jury investigation has required a significant amount of management time during the year and has caused the Company to incur significant legal fees. See "Item 3. Legal Proceedings." The Company expects to continue to require management time in the future relating to these matters.

            Following the Recall, the Company formed the Odwalla Nourishment & Food Safety Advisory Council (the "Council") to advise management in developing new industry leadership and practices in the sourcing, production and distribution of Nourishing Beverage products. Beginning in early December 1996, Odwalla began flash pasteurization of fresh apple juice as part of the Company's Hazard Analysis Critical Control Point Plan ("HACCP Plan") and reintroduced all apple juice-based products to the market. The flash pasteurization process rapidly heats the juice for a short period of time to a temperature high enough to kill harmful bacteria then quickly cools the juice to retain fresh flavors that diminish in pasteurization processes at higher temperatures and for longer periods of time. As a part of its HACCP Plan, the Company now flash pasteurizes all of its fresh product ingredients with the exception of its 100% fresh squeezed citrus product line.

            The Company incurred significant costs as a result of the Recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product in inventory and packaging supplies, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation Overview."

PRODUCTS, DISTRIBUTION AND TRADE PARTNERS

            Odwalla's current product line consists of single-flavor and blended fruit- and vegetable-based products, meal replacement beverages and geothermal natural spring water. Except for its 100% fresh squeezed citrus line, all of Odwalla's juices are flash pasteurized (some produced on a seasonal basis). These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, and Texas. Odwalla strives for consistent "day-of-juicing quality" in its products. Shelf life standards for its products are based primarily on maintaining the flavor quality and nutrient integrity of its beverages. The shelf life of Odwalla's fruit and vegetable based products is typically limited to between 8 and 17 days at the retail outlet.

            The Company believes that its shelf life standards for each product maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. The Company's policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of the Company's "day of juicing" quality standards, the Company's products reflect the seasonal changes in fruit varieties in color and taste. Odwalla's production methods are designed to minimize the effect of processing on the fruit juice extracted. The Company's product line includes several different types of Nourishing Beverages and varies over time as a result of the addition of new products as well as due to a significant component of seasonal products.

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

             At most of its DSD accounts, Odwalla maintains responsibility for stocking, ordering and merchandising its products at the point of sales, and Odwalla credits the trade partner for unsold product. This full service relationship allows Odwalla to avoid paying slotting fees for shelf space as well as other handling fees, and it also allows the Company to maintain control over the merchandising of its products at the point of sales. Odwalla provides a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising the Company's products. These trade partners do not receive credit for unsold products. Outlets that sell Odwalla juices include supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants.

            The Company has used third party distributors to distribute product in certain geographic locations and to comply with certain trade partner requests. At the very end of fiscal 1997, the Company expanded its distribution channel by transferring approximately 40% of its Northern California account base (which represented a significantly smaller percentage of its Northern California sales volume) to an independent distributor. This distribution channel, with merchandising support provided by the Company, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain relationships with trade partners. In November 1997, the expansion into the Chicago market began using another third party distributor. Odwalla sells directly to the third party distributors under these arrangements. Third party distributors generally do not receive credit for unsold product.

RAW MATERIALS

            Producing and selling Nourishing Beverages entails special requirements in fruit sourcing, beverage production, distribution and sales in order to preserve and maximize their freshness and flavor quality. Fruits and vegetables must be sourced and selected to meet a variety of established criteria, including variety, quality, ripeness and other factors. Transportation and processing of the fruit and vegetables must be performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve its goal of providing the safest, best tasting and most nutritious Nourishing Beverages for consumers.

            Odwalla buys fruits and vegetables according to stringent specifications. Fruits and vegetables are purchased using different schedules and methods depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, the Company obtains and produces different juices on a seasonal basis. The Company purchases most of its fruits and vegetables in the open market on a negotiated basis. Historically, oranges, apples and carrots are the commodities purchased in largest volume by the Company. All three are subject to volatility in supply, price and quality that could materially and adversely affect the Company's business and results of operations, as could the availability, price and quality of other ingredients.

            Odwalla also obtains a number of fruits, such as tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been finely cut and fresh-frozen for shipment. A puree is not a concentrate. Purees are combined with the freshly extracted, flash pasteurized juices of other fruits in a number of the Company's products. Purees used by the Company are heat-treated which minimally affects the fresh fruit quality but increases safety. Most purees are purchased under annual price contracts.

            As with most agricultural products, supply and price of raw materials used by the Company can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, floods and other natural disasters, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. The Company is aware that the occurrence of significant El Nino conditions and other weather patterns may have an adverse effect on the prices and availability of produce.

COMPETITION

            In a broad sense, the Company's products compete with all beverages available to consumers. The beverage market is highly competitive. It includes national, regional and local producers and distributors, many of whom have greater resources than the Company, and many of whom have shelf stable products that can be distributed with significantly less cost. The Company views its niche as easily accessed nourishing beverages in the super premium juice, emerging meal replacement beverage and bottled water categories. The Company believes its direct competition in this market niche currently is from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers and premium bottled waters. The Company also views juice and smoothie bars as competition. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A large international company, Chiquita Brands International, Inc. ("Chiquita"), is engaged in this market niche in certain geographic areas. Odwalla entered the Los Angeles market in September 1995 and is competing directly with Chiquita's products in that market. In addition, Chiquita is a major competitor in Colorado. Chiquita and other major food and beverage companies are becoming more active in the Nourishing Beverage business. A decision by Chiquita or any other large company to focus on the Company's existing markets or target markets could have a material adverse effect on the Company's business and results of operations. While the Company believes that it competes favorably with its competitors on factors such as quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, the Company's products are typically sold at prices higher than most other juice products. There can be no assurance that the Company will not experience competitive pricing pressure that could adversely affect its results of operations.

DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS

            In fiscal 1997, the Company's largest account, Safeway, accounted for approximately 12% of the Company's sales. The Company puts considerable effort into the maintenance of this and other significant accounts, but there can be no assurance that sales to these accounts will not decrease or that these trade partners will not choose to replace the Company's products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would materially and adversely affect the Company's business and results of operations. Continuity of trade partner relationships is important, and events that impact the Company's trade partners, such as the Recall and labor disputes, may have an adverse impact on the Company's results of operations.

GOVERNMENT REGULATION

            The production and sales of the Company's beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA. In August, 1997, the FDA outlined their long term strategy for regulation of the fresh juice industry in their Notice of Intent. The FDA intends to mandate HACCP for the fresh juice industry as it has done in the meat, fish and poultry industries. As an interim measure, the FDA recommended that, in the absence of a HACCP plan, fresh juice companies should place warning labels on unpasteurized juice. Because the Company's products are produced at its Dinuba production facility under a HACCP plan with validated critical control points, Odwalla believes it is already in full compliance with the FDA's proposed regulations. The Company does not anticipate significant additional costs associated with complying with FDA regulations.

            In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances. Operations of the Company are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. The Company believes that it presently complies in all material respects with the foregoing laws and regulations, although there can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition. The Company did not incur any significant costs in fiscal 1997 in complying with environmental laws.

EMPLOYEES

            As of November 20, 1997, the Company had approximately 465 employees, 435 of whom were full-time employees.

OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

            Risks associated with perishable products. With the exception of its geothermal spring water and meal replacement beverages, the Company's products are either fresh or flash pasteurized and do not contain any preservatives. Because of this they have a limited shelf life. In order to maintain its "day of juicing" quality standards, the Company further restricts the shelf life of its products through early expiration dates. As a result, since the Company is not able to hold any significant finished goods inventory, its results of operations are highly dependent on its ability to accurately forecast its near term sales in order to adjust fresh fruit and vegetable sourcing and production. Historically, forecasting product demand has been difficult, and in light of the Recall, the Company expects it to continue as a challenge. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be profitably sold. In addition, most of the Company's trade partners have the right to return any products that are not sold by their expiration date. The inability to meet higher than anticipated demand or excess production or significant amounts of product returns could have a material adverse effect on the Company's business and results of operations.

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

            Product liability. Since the Company's 100% fresh squeezed citrus products and certain other citrus-based products are not pasteurized, nuclearly irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall associated with the E. coli O157:H7 bacteria, the Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such past claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim or claims associated with the Recall will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business and results of operations. The Company currently maintains $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim related to the Recall or otherwise. See "Item 3. Legal Proceedings."

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

            Concentration of production capacity. Virtually all of the Company's production capacity is located at its Dinuba, California facility. Because the Company attempts to maintain minimal finished goods inventory as part of its "just in time" production system, in the event that production at or transportation from such facility were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes, the Company would be unable to continue to produce its products at such facility. Such an interruption would materially and adversely affect the Company's business and results of operations.

            Lack of diversification. Although the Company has been in existence since 1980 and has been profitable in the two fiscal years prior to fiscal 1997, the Company is vertically integrated and its business is centered around essentially one product. To date, the Company's operations have been limited to the production and sale of Nourishing Beverages through its direct-store-delivery system. The risks associated with the Company's focus on essentially one product are exemplified by the material adverse effect on the Company's business and results of operations that resulted from the Recall. Any significant decrease in the consumption of Nourishing Beverages generally or specifically with respect to the Company's products following the Recall could have an adverse effect on the Company's business and results of operations.

            Risks related to expansion. Although the Company's continued growth depends in part upon its ability to expand into new geographic areas, either through internal growth or by acquisition, the Company's plans for expansion have been diverted at the present time in order to strengthen its position in its present markets following the Recall. The Company currently anticipates limited expansion in fiscal 1998. There can be no assurance that the Company will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the Recall as well as the perishability of the Company's products and its current reliance on its personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, perceptions of the Recall and consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to the Company's products.

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

            Control by officers and directors. The Company's officers, directors and their affiliates beneficially own, in the aggregate, approximately 24% of the Company's outstanding shares of Common Stock. As a result, these shareholders, acting together, would be able to significantly influence most matters requiring approval of the shareholders of the Company, including the election of a majority of the Board of Directors. Such control could have the effect of delaying, deferring or preventing a change of control of the Company.

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

            Volatility of stock price. The price of the Company's Common Stock has, at certain times, experienced significant price volatility. The Company believes that factors such as announcements of developments related to the Company's business, fluctuations in the Company's operating results, failure to meet securities analysts' expectations, general conditions in the fruit and vegetable industries and the worldwide economy, announcements of innovations, new products or product enhancements by the Company or its competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in the Company's relationships with trade partners and suppliers could cause the price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock. See "Item 5, Market For Registrant's Common Equity And Related Shareholder Matters."

ITEM 2.         PROPERTIES

            Odwalla's production facility is in Dinuba, California and consists of approximately 85,000 square feet of production, office and cold storage space on a 13-acre parcel of land plus approximately 33 acres of land adjacent to the production facility, including the property purchased in October 1996. Odwalla owns this property, with $75,000 of debt against a parcel of land containing 20 of the 33 acres of adjacent land. The Company believes the building is adequately insured. Odwalla's administrative offices are located in Half Moon Bay, California. In addition, the Company has distribution centers throughout California and in Seattle and Bellingham, Washington; Denver, Colorado; Albuquerque, New Mexico; Eugene and Portland, Oregon; and Austin and Dallas, Texas. Other than the Dinuba facility, the Company leases all of its facilities.

ITEM 3.         LEGAL PROCEEDINGS

            The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against the
Company:

            1. The Beverly Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on December 3, 1996 and has a trial date of March 28, 1998. A companion case was filed in King County Superior Court and plaintiffs have asked to dismiss the Federal court case.

            2. The Starmack Case: A personal injury lawsuit filed in San Diego County Superior Court, San Diego, California on January 3, 1997 and served on January 24, 1997. The case is currently set for trial on March 2, 1998.

            3. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, Santa Clara, California on June 2, 1997 and served on June 16, 1997.

            4. The Hiatt Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case is set for trial on September 22, 1998.

            5. The Dimock Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997.

            6. The Berman Case: A personal injury lawsuit filed in the King County Superior Court and served on or about September 20, 1997. The case is set for trial on February 8, 1999.

            7. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997.

            8. The Shaffer Case: A personal injury lawsuit filed in King County Superior Court and served on or about October 13, 1997. The case is set for trial on March 8, 1999.

            9. The Maris Case: A personal injury case in Denver District Court filed on or about November 3, 1997 and served on November 18, 1997.


            The Company maintained commercial general liability insurance totaling $27,000,000 during the period including the Recall. The Company has notified its insurance carrier of these events. At this time, the Company is unable to determine the potential liability on all such lawsuits and claims.

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

            4. The Ishida/Peterson Case: A class action lawsuit filed in King County Superior Court, Seattle, Washington and served on November 12, 1996 and settled on April 29, 1997.

            5. The Ali Case: A personal injury lawsuit filed in Los Angeles County Superior Court, Los Angeles, California on October 10, 1997 and served on October 27, 1997. This case settled on November 20, 1997.

            6. The Curtis Case: A class action lawsuit filed in the United States District Court, Western District of Washington and served on November 15, 1996. On July 7, 1997, the United States District Court denied the plaintiffs' motion for class certification. On November 20, 1997, the Court granted the plaintiffs motion to dismiss the case without prejudice.

            7. The Fisher Case: A personal injury case filed in Los Angeles Superior Court in November, 1997 was settled on November 19, 1997.


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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1997.


                        EXECUTIVE OFFICERS AND DIRECTORS

            Certain information about the Company's directors and executive officers as of November 20, 1997 is listed below:


Name                               Age       Position
Greg A. Steltenpohl                43        Chairman of the Board
D. Stephen C. Williamson           39        Chief Executive Officer
Penelope A. Douglas                45        Senior Vice President/Chief Learning Officer, Human Resources
Michael G. Casotti                 38        Vice President, Sales
James R. Steichen                  47        Vice President, Finance and Chief Financial Officer
Frank J. Ballentine                39        Vice President, Manufacturing
Paul H. Orbuch                     46        Vice President, Operations
Martin S. Gans (1)(2)              55        Director
Richard Grubman  (1)(2)            35        Director
Ranzell Nickelson, II              53        Director


-------------

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

            PAUL H. ORBUCH has served as Vice President, Operations and Expansion since April 1997. From September 1995 until April 1997, Mr. Orbuch served as Vice President of Expansion and from May 1993 until August 1995, he served as Vice President of Sales. Prior to that, he was President and Chief Executive Officer of Wildwood Natural Foods, Inc. Mr. Orbuch holds a B.A. from Columbia University.

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

            RANZELL "NICK" NICKELSON, II has been a director of the Company since August 1997. Dr. Nickelson has served as Director, International Food Safety at IDEXX Laboratories, Inc. since October 1997. From 1996 to October 1997, he served as President of Red Mesa Microbiology, Inc. From 1991 to 1996, Dr. Nickelson was vice president,

Silliker Laboratories Group, Inc. Dr. Nickelson served as a member of the National Advisory Committee on Microbiological Criteria for Foods and as Coordinator, Blue Ribbon Task Force on E. coli O157:H7 for the National Live Stock and Meat Board. Dr. Nickelson holds a B.S. in Animal Science, a M.S. in Food Technology and a Ph.D in Microbiology from Texas A&M University.

            RICHARD GRUBMAN has been a director of the Company since August 1997. Mr. Grubman has been a Managing Director of Development Capital, LLC (a private direct investment firm) since January 1997 and a general partner of its affiliate, Corporate Value Partners, LP, since November 1996. Mr. Grubman is President of Sycamore Capital Management, Inc., a position he has held since January 1996. From December 1992 to November 1995, Mr. Grubman was a general partner of Lakeview Partners, L.P. During 1992, he was a vice president of Gollust, Tierney and Oliver, Incorporated. Mr. Grubman holds an A.B. degree in Art and Archaelogy from Princeton University. He is also a director of the Children's Motility Disorder Foundation.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                MATTERS

            The Company's Common Stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "ODWA." The Company's stock has been traded on that market since May 18, 1995. Prior to that date, the Company's stock had been traded on the Nasdaq SmallCap Market ("SmallCap") since December 15, 1993, when the Company completed its initial public offering. Prior to that date, there was no public market for the Company's Common Stock. As of November 20, 1997, there were approximately 240 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Nasdaq prices, and the high and low bid prices, as to SmallCap prices, of shares of the Company's Common Stock, after giving effect to a 3-for-2 stock split effected through a stock dividend on May 1, 1995:


            FISCAL YEAR ENDED AUGUST 31, 1997        HIGH           LOW
              Fourth Quarter                        $14.125       $ 9.75
              Third Quarter                         $13.50        $10.00
              Second Quarter                        $15.00        $ 9.75
              First Quarter                         $18.75        $10.375

           FISCAL YEAR ENDED AUGUST 31, 1996

              Fourth Quarter                        $28.25        $16.375
              Third Quarter                         $27.50        $15.50
              Second Quarter                        $19.25        $15.25
              First Quarter                         $20.75        $15.25



DIVIDEND POLICY

            The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company currently anticipates that it will retain its earnings, if any, for use in the operation of its business and does not expect to pay cash dividends on its capital stock in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA


                                                                       Year Ended August 31,
                                                  --------      ------------------------------------------------
                                                    1993          1994          1995         1996         1997
                                                  --------      --------      --------     --------     --------
STATEMENT OF OPERATIONS DATA:                                     (in thousands, except per share data)
Net sales ...................................     $ 12,551      $ 18,153      $ 35,869     $ 59,197     $ 52,630
Cost of sales ...............................        6,342         8,984        18,425       29,889       27,650
                                                  --------      --------      --------     --------     --------
Gross Profit ................................        6,209         9,169        17,444       29,308       24,980
Operating expenses:
  Sales and distribution ....................        4,133         6,212        11,588       20,158       22,046
  Marketing .................................          469           484           891        2,257        2,844
  General and administrative ................        1,458         1,973         3,576        6,206        8,119
  Recall and related costs ..................           --            --            --           --        6,518
                                                  --------      --------      --------     --------     --------
       Total operating expenses .............        6,060         8,669        16,055       28,621       39,527
                                                  --------      --------      --------     --------     --------
Income (loss) from operations ...............          149           500         1,389          687      (14,547)
Other income (expenses), net ................         (575)         (199)          108          346          210
                                                  --------      --------      --------     --------     --------
Income (loss) before income taxes ...........         (426)          301         1,497        1,033      (14,337)
Provision for  (benefit from)
  income taxes ..............................            1            --           500          400       (1,901)
                                                  --------      --------      --------     --------     --------
Net income (loss) ...........................     $   (427)     $    301      $    997     $    633     $(12,436)
                                                  ========      ========      ========     ========     ========


Net income (loss) per share .................     $  (0.15)     $   0.08      $   0.22     $   0.12     $  (2.49)
                                                  ========      ========      ========     ========     ========
Weighted average common and common equivalent
  shares outstanding ........................        2,889         3,623         4,472        5,420        4,989
                                                  ========      ========      ========     ========     ========



                                                                 August 31,
                                        --------------------------------------------------------
                                          1993        1994         1995        1996        1997
                                        -------      -------     -------     -------     -------
                                                             (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments ..........     $   715      $ 2,137     $18,496     $12,413     $ 3,225
Working  capital (deficit) ........        (295)       2,516      17,918      14,655       1,300
Total assets ......................       8,038       12,072      35,481      37,700      31,006
Long-term liabilities .............       2,467          872         736         501         441
Total shareholders' equity ........       2,822        8,719      28,499      29,574      17,635

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

OVERVIEW

            The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants. Net sales are net of product returns and allowances. The Company sells products to most of its trade partners on a guaranteed basis and takes back expiring or expired product for credit. The Company's net sales grew from $35.9 million in fiscal 1995 to $59.2 million in fiscal 1996 and, despite the significant impact of the Recall, were $52.6 million in fiscal 1997. The Company's growth and sales strength has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. The Company believes that its sales have been positively affected, both through growth and through a return to near pre-Recall levels at the end of fiscal 1997, by continued recognition of the Company's brand and products, the Company's introduction of new products, better placement on store shelves, increased placement of the Company's in-store coolers and increased support for route sales persons.

            A significant portion of the Company's cost of sales is the cost of raw materials. Although a portion of the cost of certain purees and other raw materials is fixed on an annual basis, the majority of the Company's fresh fruit and vegetable purchases and other key ingredients are made on the open market. Consequently, the Company is subject to wide fluctuations in prices for the fruits, vegetables and other nutritious products it purchases.

            The Company has historically distributed its products primarily through its direct-store-delivery system, which is serviced by route sales people who deliver products directly to and merchandise products directly in the retail display shelves of the Company's trade partners, using primarily leased delivery trucks. This distribution system, although more expensive than using independent distributors, has allowed the Company to control the quality of service and product mix, in-store stocking of the Company's coolers or shelf space and freshness of products. At the end of fiscal 1997, the Company expanded its distribution channel by transferring approximately 40% of its Northern California trade partner account base (which represented a significantly smaller percentage of its Northern California sales volume) to an independent distributor. This distribution channel, with merchandising support provided by the Company, provides an opportunity to expand product distribution.

            Both pre- and post-Recall, the Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. These fluctuations have been the result of changes in the price of fruit and vegetables due to seasonality and other factors, new product introductions, start-up costs associated with new facilities, expansion into new markets, sales promotions and competition. Excluding the impact of the Recall discussed in the following paragraphs, future operating results may fluctuate as a result of these and other factors, including increased energy costs, the introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the economy. The Company's business is also significantly affected by weather patterns, and unseasonably cool or rainy weather can adversely impact the Company's sales. A significant portion of the Company's expense levels is relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company also may choose to reduce prices or increase spending in response to competition, which may have an adverse effect on the Company's results of operations.

            On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. Net sales of Nourishing Beverages and water products in November 1996 were approximately 38% of August 1996 sales levels. Beginning in early December 1996, Odwalla began flash pasteurization of fresh apple juice as part of the Company's Hazard Analysis Critical Control Point Plan ("HACCP Plan") and reintroduced all apple juice-based products to the market. Although the Company experienced a significant reduction in sales following the Recall, as of August 31, 1997, the Company's sales have returned to near their pre-Recall level.

            To date, there have been seventeen personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seven of these claims and proceedings have been settled. In addition, approximately 585 other claims for damages resulting from the Recall were presented to the Company's insurance carrier and approximately 570 of those claims have been settled. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. The Company believes that remaining insurance coverage is adequate to cover the currently outstanding claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate. In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation. The response to the legal proceedings and the grand jury investigation has required a significant amount of management time during the year, and has caused the Company to incur significant legal fees. The Company expects to continue to require significant management time in the future relating to these matters.

            The Company incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. Total Recall and related costs incurred in fiscal 1997 were $6,518,000. This includes $2,334,000 of accrued professional fees at August 31, 1997 which represents the Company's estimate of future legal costs related to the Recall. The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. During fiscal 1997, a claim for product recall costs was presented to its insurance carriers as was an additional claim for business losses incurred due to the Recall. However, the amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

            Cost of sales increased following the Recall due to the reduced production demands, especially the significantly reduced demand in the end of the first quarter before volume increased throughout the rest of the year.

            In late November, the Company completed a reduction in force of approximately 50 employees primarily involved in sales and distribution. In connection with the reduction in force, the Company initiated a sales route restructuring plan and a revised route sales persons compensation plan. There was a further work force reduction in other areas of the Company in the spring of 1997. There can be no assurance that these and other cost control measures will return sales and distribution costs as a percentage of net sales to pre-Recall levels.

RESULTS OF OPERATIONS

            The following table sets forth, as a percentage of net sales, certain statements of operations data for the fiscal years ended August 31, 1995, 1996 and 1997. These operating results are not necessarily indicative of the results for any future period.

                                                         YEAR ENDED AUGUST 31,
                                                  ------      ------      ------
                                                   1995        1996         1997
                                                  ------      ------      ------
Net sales                                          100.0%      100.0%      100.0%
Cost of sales                                       51.4        50.5        52.5
                                                  ------      ------      ------
Gross margin                                        48.6        49.5        47.5
Operating expenses
    Sales and distribution                          32.3        34.1        41.9
    Marketing                                        2.5         3.8         5.4
    General and administrative                      10.0        10.5        15.4
    Recall and related costs                        --          --          12.4
Income (loss) from operations                        3.9         1.2       (27.6)
Interest and other income (expense), net              .3          .6          .4
Income tax (expense) benefit                        (1.4)        (.7)        3.6
Net income (loss)                                    2.8%        1.1%      (23.6)%


            NET SALES. Net sales for fiscal 1997 decreased 11% to $52.6 million compared to $59.2 million in fiscal 1996, and increased 65% in fiscal 1996 from $35.9 million in fiscal 1995. Net sales decreased in fiscal 1997 due to the impact of the Recall. Sales in November 1996 and during the second quarter of fiscal 1997 decreased by 24% from fiscal 1996. Sales in the third and fourth quarter of fiscal 1997 were also significantly impacted by the Recall, but had returned to approximately 82% of sales for the same quarters in fiscal 1996. The Company believes that the decline for the year was mitigated to some extent by
(i) new product introductions, including reformulated products and (ii) increased sales volumes in newly entered markets.

            Net sales growth for fiscal 1995 was attributable primarily to (i) increased sales volume in supermarkets, specialty retailers and natural food stores, (ii) new product sales and (iii) increased sales volume in newly entered markets.

            COST OF SALES. Cost of sales decreased 8% to $27.6 million in fiscal 1997 compared to $29.9 million in fiscal 1996, and increased 62% in fiscal 1996 compared to $18.4 million for fiscal 1995. Gross margin changed from 49.5% in fiscal 1996 to 47.5% in fiscal 1997 after increasing from 48.6% in fiscal 1995. The decrease in gross margin in fiscal 1997 resulted from (i) an increase in plant operating expenses, including depreciation and consulting services, and
(ii) an increase in labor costs as a percentage of net sales. The increase in these two cost areas is directly related to the lower volume of production resulting from the Recall.

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

            SALES AND DISTRIBUTION. Sales and distribution expenses in fiscal 1997 increased 9.4% to $22.0 million compared to $20.2 million in fiscal 1996, and 74% in fiscal 1996 from $11.6 million in fiscal 1995. Sales and distribution expenses increased as a percentage of net sales in fiscal 1997 to 41.9% compared to 34.1% in fiscal 1996. This increase resulted primarily from the Company's need to maintain its existing sales and distribution infrastructure, which had been designed for growth in both existing and newly entered markets, despite the significantly reduced sales volume following the Recall. For example, the Company's cost to deliver to a given trade partner did not vary significantly despite the lower sales associated with each stop, particularly from November 1996 and well into the third quarter. In late July and early August 1997, the Company expanded the use of its distribution channel by transferring approximately 40% of its accounts (which represented a significantly lower percent of its sales volume) in Northern California to a third party distributor. While this is intended to lower the Company's delivery cost, the Company does not expect to experience cost savings from this change, if any, until sometime in fiscal 1998.

            In fiscal 1996, direct route expenses increased 81% and support expenses increased 68% compared to fiscal 1995. The increases in fiscal 1996 resulted from the Company's increased expenses associated with route sales people, including additional and upgraded vehicles and greater support personnel.

            MARKETING. Marketing expenses increased 26% to $2.8 million in fiscal 1997 compared to $2.3 million in fiscal 1996, and 153% in fiscal 1996 compared to $891,000 in fiscal 1995. Marketing expenses increased in absolute dollars and as a percentage of net sales in fiscal 1997 as the Company worked to reinforce the existing consumer base and attract new consumers to the brand and products following the Recall, expand outside communications, and develop and launch new and newly formulated products and also incurred professional services related to consumer research. Marketing expenses increased in absolute dollars in fiscal 1996 as the Company expanded its efforts to enhance stakeholder awareness and incurred professional services related to new product development and communications.

            GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 31% to $8.1 million in fiscal 1997 and 74% to $6.2 million in fiscal 1996 from $3.6 million in fiscal 1995. As a percentage of net sales, general and administrative expenses increased from 10.5% in fiscal 1996 to 15.4% in fiscal 1997. The increase in general and administrative expenses in absolute dollars and as a percentage of net sales in fiscal 1997 resulted from an increase in (a) personnel in operations support, customer service, and finance and (b) occupancy costs. General and administrative expenses increased in fiscal 1996 in absolute dollars primarily from additions to the Company's management and administrative staff, expanded communications systems and MIS support, and increased staff and management training.

            RECALL AND RELATED COSTS. Recall and related costs were $6.5 million in fiscal 1997. This total represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and obsolete packaging supplies; costs of leased equipment in excess of volume requirements; costs of reformulating products; and costs associated with the flash pasteurization process. The Company initially recorded a $3.8 million charge to operations for the anticipated costs associated with the Recall. In the second and third quarters of fiscal 1997, certain costs incurred in connection with the Recall, including estimated costs, had been classified as general and administrative costs and have been reclassified as recall and related costs. These costs were approximately $100,000 in the second quarter and $400,000 in the third quarter. In the fourth quarter, changes in the recall related matters discussed in Item 3. "Legal Proceedings" and further analysis of the Company's claim for business losses resulting from the Recall indicated that significant additional professional fees were expected to be incurred. Accordingly, the Company recorded a $2.2 million charge to operations to establish a liability for future professional fees related to the Recall. However, there can be no assurance that the actual liability established is adequate. The Company will continue to assess this liability and will make appropriate adjustments if circumstances change.

            INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest income in fiscal 1997 of $173,000 compared to net interest income of $541,000 in fiscal 1996. Gross interest income of $322,000 in fiscal 1997 and $635,000 in fiscal 1996 resulted primarily from the Company's investment of the proceeds of its public offering in May 1995. Gross interest expense of $149,000 in fiscal 1997 resulted primarily from interest on the line of credit established in May 1997, capital lease interest and other debt. Gross interest expense of $94,000 in fiscal 1996 resulted from interest on capital leases.

            INCOME TAX EXPENSE (BENEFIT). The $1.9 million income tax benefit for fiscal 1997 results from the tax benefit associated with the loss resulting from the Recall. The 13% effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company has provided the valuation allowance for a portion of its net deferred tax assets due to uncertainty as to the ultimate realization of such assets. The Company will assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available. The effective income tax rate for fiscal 1996 of 39% varies from the federal statutory tax rate of 34% primarily due to the effective tax rate of California and other state income taxes. The effective income tax rate for fiscal 1995 of 33% varies from the federal statutory tax rate primarily due to effective tax rate reductions resulting from the elimination of a $60,000 deferred tax valuation allowance partially offset by an increase due to California and other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its operations through three primary sources: private and public sales of equity securities, bank debt and capital lease financing. At August 31, 1997, the Company had working capital of $1.3 million compared to working capital of $14.7 million at August 31, 1996. The decrease resulted primarily from operating losses and $3.0 million of capital expenditures. At August 31, 1997, the Company had cash, cash equivalents and short term investments of $3.2 million compared to $12.4 million at August 31, 1996.

            Net cash used in operating activities in fiscal 1997 was $8.4 million. This consisted of the net loss plus depreciation and amortization, decreases in accounts receivable (due to reduced sales volume following the Recall) and increases in accounts payable and other accrued expenses offset by increases in the deferred income taxes and refundable income taxes. Net cash provided by investing activities for fiscal 1997 was $2.6 million, consisting primarily of sale of short-term investments offset by capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment and coolers. Net cash provided by financing activities for fiscal 1997 was $2.1 million, consisting primarily of $2.0 million in borrowings under a line of credit obtained in May 1997 and $497,000 for the sale of common stock through the exercise of stock warrants and options offset by payments of long-term debt and capital lease obligations.

            As of August 31, 1997, the Company had entered into purchase commitments for the future delivery of raw materials, approximately $1.0 million of which are under one-year contracts to be completed through May 1997. One three-year contract is also open, requiring purchase of $2.5 million of raw material product, and is to be completed by May 1999. Despite the decrease in production due to the Recall, the Company does not anticipate that it will have excess inventory.

            At August 31, 1997, the Company had $374,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. However, as a result of the Recall, the leasing company used for computer and cooler financing has notified the Company that it has placed a hold on future lease commitments. The Company is currently exploring additional leasing or lease financing sources to obtain future commitments for computer and cooler equipment. There can be no assurance that the Company will be able to use or continue to use such lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

            In May 1997, the Company entered into a Loan and Security Agreement (Agreement) with a lender which provided borrowings up to $5 million. The actual borrowing cannot exceed 80% to 85% of eligible accounts receivable (Receivable
Line) plus a maximum of $500,000 available for new capital equipment (Equipment
Line). Interest on borrowings under the Agreement is payable monthly at prime plus 1.5% (10% at August 31, 1997). Borrowings under the Equipment Line are subject to interest only for the initial three months and then monthly interest and principal payments amortized over a 45 month period. The entire loan matures on May 31, 1999. The Company incurred approximately $35,000 of fees in connection with the Agreement and will incur a termination fee (ranging from 3% to 1% of the committed balance, depending upon the remaining loan term) if the Agreement is terminated prior to maturity. The Agreement contains certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. In addition, the interest rate changes to prime plus 2% if the Company's adjusted net worth, as defined, is less than $14 million. The Company is required to pay interest on borrowings of $2 million and, accordingly, borrowed approximately that amount under the Receivable Line at August 31, 1997. Simultaneously, the Company entered into a separate Loan Agreement (Loan Agreement) with another party to provide a $1 million facility under the same terms noted for the Agreement, except that borrowings under the Loan Agreement mature on May 21, 1998. The Company agreed to issue a warrant under the Loan Agreement for 7,000 shares of common stock at $12.50 per share (fair market value at issue date) which expires in May 2002. There were no borrowings under the Loan Agreement at August 31, 1997. The Agreement and the Loan Agreement are collateralized by all Company assets.

            The Company anticipates that the increased costs associated with recovering from the impact of the Recall may cause the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all.

            Based upon information currently available, the Company believes that its current borrowing capability under the Agreement and Loan Agreement will be adequate to meet its obligations as they become due in fiscal 1998.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements required to be filed herewith begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.        DIRECTORS AND OFFICERS OF THE REGISTRANT

            The information required by this item relating to the Company's executive officers and key employees is included under the caption "Executive Officers and Directors" in Part I of this Annual Report on Form 10-K. The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" from the Company's definitive Proxy Statement to be filed within 120 days after the Company's fiscal year ended August 31, 1997 pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended, for the Company's Annual Meeting of Shareholders for the 1998 fiscal year (the "Proxy Statement").

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


ITEM 11.        EXECUTIVE COMPENSATION

            The information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before December 30, 1997 is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before December 30, 1997 is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information set forth under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission on or before December 30, 1997 is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)         Exhibits


      EXHIBIT
       NUMBER       DESCRIPTION
       ------       -----------

        3.1*        Amended and Restated Articles of Incorporation of the
                    Registrant.
        3.2*        Bylaws of the Registrant, including all related amendments.
        4.1*        Reference is made to Exhibits 3.1 and 3.2.
        4.2**       Investors' Rights Agreement dated August 31, 1992 between
                    the Registrant and Silicon Valley Bank.
        4.3**       Registration Rights Agreement dated March 27, 1991 between the Registrant and Silicon Valley Bank.
        4.4**       Registration Rights Agreement dated March 25, 1992 between the Registrant and Silicon Valley Bank.
        10.1**      Form of Indemnity Agreement entered into between the
                    Registrant and its directors and officers.
        10.2*       Registrant's Stock Option Plan, as amended (and related
                    stock option grant forms).
        10.6**      Promissory Note dated March 1, 1993 between the Registrant and Greg A. Steltenpohl.
        10.7**      Promissory Note dated March 1, 1993 between the Registrant and Bonnie Bassett Steltenpohl.
        10.8*       Lease Agreement between Fred M. Bailey and Bren E. Bailey
                    and the Registrant, dated December 6, 1982 as amended on
                    June 19, 1991, November 13, 1991, and July 22, 1994.
        10.9*       Registrant's 1994 Non-Employee Directors' Stock Option Plan
                    (and related stock option grant forms).
        10.10+      Asset Purchase Agreement dated January 31, 1995 by and among
                    Registrant, J.S. Grant's Inc., Grant Peck and Michael
                    Delaney.
        10.11++     Supply and License Agreement dated January 12, 1995 between the Registrant and Trinity Springs Ltd.
        10.12#      Office Lease dated June 1995 by and between University Bank
                    & Trust Company of Palo Alto and Registrant.
        10.13##     Loan and Security Agreement dated May 22, 1997 between the
                    Registrant and Coast Business Credit.
        10.14##     Loan Agreement dated May 22, 1997 between the Registrant and
                    Sand Hill Capital LLC.
        11.1        Statement of Computation of Per Share Earnings.
        16.1+++     Letter Regarding Change in Certifying Accountant
        23.1        Consent of Price Waterhouse LLP
        23.2        Consent of BDO Seidman, LLP
        27.1        Financial Data Schedule

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

# Incorporated by reference to Registrant's Report on Form 10-K for the fiscal year ended August 31, 1996, as filed with the SEC.
## Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 1997.


            (b)         REPORTS ON FORM 8-K.


            None

                                   SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 1997.

                                           ODWALLA, INC.


                                           By /s/ D. STEPHEN C. WILLIAMSON
                                             ----------------------------------
                                                  D. Stephen C. Williamson
                                                  Chief Executive Officer



                                           POWER OF ATTORNEY

            KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Stephen C. Williamson and James R. Steichen, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                        DATE
/s/ D. STEPHEN C. WILLIAMSON                       Chief Executive Officer                  November 25, 1997
-------------------------------------------        and Director
D. Stephen C. Williamson                           (Principal Executive Officer)

/s/ GREG A. STELTENPOHL                            Chairman of the Board                    November 25, 1997
-------------------------------------------
Greg A. Steltenpohl

/s/ RICHARD GRUBMAN                                Director                                 November 25, 1997
-------------------------------------------
Richard Grubman

/s/ RANZELL NICKELSON, II                          Director                                 November 25, 1997
-------------------------------------------
Ranzell Nickelson, II

/s/ MARTIN S. GANS                                 Director                                 November 25, 1997
-------------------------------------------
Martin S. Gans

/s/ JAMES R. STEICHEN                              Chief Financial Officer                  November 25, 1997
-------------------------------------------        (Principal Financial and
James R. Steichen                                  Accounting Officer)

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

Notes to Consolidated Financial Statements                          F-8 - F-19

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Odwalla, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Odwalla, Inc. and its subsidiary at August 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

San Francisco, California
October 20, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Odwalla, Inc.
Half Moon Bay, California


We have audited the accompanying statements of operations, changes in shareholders' equity and cash flows of Odwalla, Inc. for the year ended August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Odwalla, Inc. at August 31, 1995, and the results of its operations and its cash flows for the year ended August 31, 1995 in conformity with generally accepted accounting principles.




BDO Seidman, LLP

San Francisco, California
October 12, 1995

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         AUGUST 31,
                                                                                   ---------------------
                                                                                     1996         1997
                                                                                   --------     --------
Current assets
       Cash and cash equivalents (Note 2)                                          $  5,975     $  2,217
       Short term investments (Note 2)                                                6,438        1,008
       Trade accounts receivable, less allowance for doubtful
            accounts of $306 and $592 (Note 15)                                       5,302        4,610
       Inventories (Note 3)                                                           3,294        3,910
       Refundable income taxes (Note 9)                                                  --          660
       Prepaid expenses and other                                                       964          730
       Deferred tax asset, current (Note 9)                                             307        1,095
                                                                                   --------     --------

                 Total current assets                                                22,280       14,230
                                                                                   --------     --------

Plant, property and equipment, net (Notes 4 and 8)                                   12,641       13,875
                                                                                   --------     --------

Other assets
       Officer and shareholder loans (Note 5)                                           117          117
       Excess of cost over net assets acquired, net of accumulated
            amortization of $178 and $286 (Note 6)                                    1,442        1,333
       Covenants not to compete, net of accumulated amortization
                 of $226 and $362 (Note 6)                                              874          738
       Deferred tax asset, non-current (Note 9)                                          --          410
       Other noncurrent                                                                 346          303
                                                                                   --------     --------
                      Total other assets                                              2,779        2,901
                                                                                   --------     --------

                      Total assets                                                 $ 37,700     $ 31,006
                                                                                   ========     ========

Current liabilities
       Accounts payable                                                            $  5,308     $  5,395
       Accrued payroll and related items                                              1,096        1,263
       Line of credit (Note 7)                                                           --        2,014
       Income taxes payable (Note 9)                                                    281           --
       Other accruals (Note 16)                                                         581        3,947
       Current maturities of capital lease obligations (Note 8)                         210          212
       Current maturities of long-term debt (Note 7)                                    149           99
                                                                                   --------     --------

                 Total current liabilities                                            7,625       12,930

Capital lease obligations, less current maturities (Note 8)                             384          162
Long-term debt, less current maturities (Note 7)                                         90          262
Other                                                                                    27           17
                                                                                   --------     --------

Total liabilities                                                                     8,126       13,371
                                                                                   --------     --------

Commitments and contingencies (Notes 8 and 16)

Shareholders' equity (Note 11)
       Preferred stock, no par value, shares authorized, 5,000,000;  no shares
            issued and outstanding                                                       --           --
       Common stock, no par value, shares authorized, 15,000,000; shares
            issued and outstanding, 4,945,000 and 5,024,000                          28,813       29,310
       Retained earnings (deficit)                                                      761      (11,675)
                                                                                   --------     --------

Total shareholders' equity                                                           29,574       17,635
                                                                                   --------     --------

Total liabilities and shareholders' equity                                         $ 37,700     $ 31,006
                                                                                   ========     ========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           YEAR ENDED AUGUST 31,
                                                  ------------------------------------
                                                    1995          1996          1997
                                                  --------      --------      --------
Net sales                                         $ 35,869      $ 59,197      $ 52,630

Cost of sales                                       18,425        29,889        27,650
                                                  --------      --------      --------

      Gross profit                                  17,444        29,308        24,980
                                                  --------      --------      --------

Operating expenses
      Sales and distribution                        11,588        20,158        22,046
      Marketing                                        891         2,257         2,844
      General and administrative                     3,576         6,206         8,119
      Recall and related costs (Note 16)                --            --         6,518
                                                  --------      --------      --------

                 Total operating expenses           16,055        28,621        39,527
                                                  --------      --------      --------

Income (loss) from operations                        1,389           687       (14,547)

Other (expense) income
      Other                                             17          (195)           37
      Interest income, net (Note 12)                    91           541           173
                                                  --------      --------      --------

Income (loss) before income taxes                    1,497         1,033       (14,337)

Income tax (expense) benefit (Note 9)                 (500)         (400)        1,901
                                                  --------      --------      --------

Net income (loss)                                 $    997      $    633      $(12,436)
                                                  ========      ========      ========

Net income (loss) per common share                $   0.22      $   0.12      $  (2.49)
                                                  ========      ========      ========

Weighted average common and common equivalent
      shares outstanding                             4,472         5,420         4,988
                                                  ========      ========      ========






          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                            Common Stock          Retained
                                                         --------------------     earnings
                                                         Shares       Amount      (deficit)       Total
                                                        --------     --------     --------      --------
Balance, September 1, 1994                                 3,744     $  9,588     $   (869)     $  8,719

     Proceeds from public offering                         1,065       18,594           --        18,594
     Exercise of common stock options and warrants,
         including related tax benefits (Note 11)             82          189           --           189
     Net income for the year                                  --           --          997           997
                                                        --------     --------     --------      --------

Balance, August 31, 1995                                   4,891       28,371          128        28,499

     Exercise of common stock options, including
         related tax benefits (Note 11)                       54          442           --           442
     Net income for the year                                  --           --          633           633
                                                        --------     --------     --------      --------

Balance, August 31, 1996                                   4,945       28,813          761        29,574

     Exercise of common stock options, including
         related tax benefits (Note 11)                       79          497           --           497
     Net loss for the year                                    --           --      (12,436)      (12,436)
                                                        --------     --------     --------      --------

Balance, August 31, 1997                                   5,024     $ 29,310     $(11,675)     $ 17,635
                                                        ========     ========     ========      ========


           See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Year ended August 31,
                                                                      ------------------------------------
                                                                        1995          1996          1997
                                                                      --------      --------      --------
Cash flows from operating activities
     Net income (loss)                                                $    997      $    633      $(12,436)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
             Depreciation                                                  913         1,288         1,936
             Amortization                                                  152           244           273
             Deferred taxes                                                 36          (276)       (1,198)
             Loss (gain) on sale of assets                                  --           202           (25)
             Changes in assets and liabilities
                 Trade accounts receivable                              (1,679)       (1,824)          692
                 Inventories                                              (537)       (1,708)         (615)
                 Refundable income taxes                                    --            --          (660)
                 Prepaid expenses and other current assets                (239)         (391)          234
                 Other noncurrent assets                                  (119)           11            16
                 Accounts payable                                        2,201           948            87
                 Accrued payroll and related items                         524            98           167
                 Other accrued liabilities                                  24           448         3,357
                 Income taxes payable                                      410          (129)         (281)
                                                                      --------      --------      --------
Net cash provided by (used in) operating activities                      2,683          (456)       (8,453)
                                                                      --------      --------      --------

Cash flows from investing activities
     Purchase of J.S. Grant's business assets, including covenant
         not to compete                                                 (2,525)           --            --
     Capital expenditures                                               (2,231)       (5,681)       (3,016)
     Purchase of short-term investments                                 (6,710)           --            --
     Proceeds from short-term investments, net                              --           272         5,430
     Other investing activities                                           (100)           --            --
     Proceeds from sale of assets                                           --            57           145
                                                                      --------      --------      --------
Net cash provided by (used in) investing activities                    (11,566)       (5,352)        2,559
                                                                      --------      --------      --------

Cash flows from financing activities
     Principal payments under long-term debt                            (1,196)         (197)         (153)
     Proceeds from issuance of long-term debt                            1,149            --            --
     Net borrowings under line of credit                                    --            --         2,014
     Payments of obligations under capital leases                         (204)         (248)         (222)
     Sale of common stock                                               18,783           442           497
                                                                      --------      --------      --------
Net cash provided by (used in) financing activities                     18,532            (3)        2,136
                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents                     9,649        (5,811)       (3,758)

Cash and cash equivalents, beginning of period                           2,137        11,786         5,975
                                                                      --------      --------      --------

Cash and cash equivalents, end of period                              $ 11,786      $  5,975      $  2,217
                                                                      ========      ========      ========

Cash paid during the year for:
     Interest                                                         $    146      $     94      $    123
     Income taxes                                                     $     42      $    219      $    203


Noncash investing and financing activities: During 1995, the Company assumed approximately $135,000 of capital lease obligations in connection with the acquisition of J.S. Grant's, Inc. (Note 6). During 1996, the Company purchased property in Dinuba by issuing a $225,000 note payable. During 1997, the Company purchased property in Half Moon Bay by assuming a $230,000 mortgage and $45,000 of assessment bonds.

          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

     Business. Odwalla, Inc. ("Odwalla" or the "Company") was incorporated in California on September 19, 1985. Odwalla is the leading branded fresh juice and beverage company in the country, serving selected markets in the western United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies, all natural meal replacement beverages and geothermal natural spring water.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Odwalla Canada, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents. The Company considers all investments with an initial maturity of three months or less to be cash equivalents.

     Inventories. Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Plant, Property, Equipment and Depreciation. Plant, property and equipment are stated at the lower of cost or, if impaired, the fair value at date of impairment. Depreciation and amortization are computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. For assets under capital leases, amortization is based upon the shorter of the lease term or useful life and is included with depreciation expense.

     Estimated useful lives are as follows:

Buildings and building improvements ....................           7 to 35 years
Leasehold improvements .................................           5 to 15 years
Machinery and equipment ................................           5 to 15 years
Vehicles ...............................................           5 years
Other ..................................................           3 to 7 years


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

     Deferred Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Revenue Recognition. Net sales are recognized at the time of delivery to the customer. A reserve for returns is recorded at the time of sale.

                                  ODWALLA, INC.

1.   BUSINESS AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     Financial Instruments. The carrying value of the Company's financial instruments approximate their fair values.

     Accounting for Stock-Based Compensation. On September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, which allows companies to measure compensation cost in connection with their employee stock compensation plans either using a fair value based method or continuing to use an intrinsic value based method. The Company will continue to use the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and its related interpretations, which generally does not result in compensation cost. The Company's stock option plans are discussed in Note 11.

     Net Income (Loss) Per Share. Net income (loss) per common share has been computed using the weighted average number of common and common equivalent shares, if dilutive, outstanding during each year. Common equivalent shares consist of stock options and warrants using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings Per Share. FAS 128 establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company will be required to adopt the provisions of FAS 128 for the quarter ending February 28, 1998. Earlier application is not permitted. The Company does not believe the adoption of FAS 128 will have a material impact on earnings per share data.

2.   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include cash management funds totaling $5,726,000 and $1,008,000 at August 31, 1996 and 1997. Cash management funds are generally invested in money market and tax-free municipal bond funds. The carrying amount approximates fair value because of the short maturity of these instruments.

     Short-term investments consist primarily of U. S. Government securities and tax free municipal bonds with maturities from three months to one year. The carrying amount of these investments approximates fair value. Interest income, net, includes $242,000 and $236,000 of interest earned from these investments in 1996 and 1997.

3.   INVENTORIES

     Inventories consist of the following (in thousands):


                                                     AUGUST 31,
                                                -----------------
                                                 1996        1997
                                                ------     ------
               Raw materials                    $2,467     $2,657
               Packaging supplies and other        477        420
               Inventory deposits                   --        329
               Finished product                    350        504
                                                ------     ------

               Total                            $3,294     $3,910
                                                ======     ======

                                  ODWALLA, INC.

4.          PLANT, PROPERTY AND EQUIPMENT

            Plant, property and equipment consist of the following (in thousands):

                                                             AUGUST 31,
                                                      ----------------------
                                                        1996          1997
                                                      --------      --------
   Land                                               $    411      $  1,046
   Buildings and building improvements                   6,339         7,097
   Leasehold improvements                                2,287         2,441
   Machinery and equipment                               5,242         6,612
   Vehicles                                                619           530
   Other                                                 2,693         2,667
                                                      --------      --------
                                                        17,591        20,393
   Less accumulated depreciation and amortization       (4,950)       (6,518)
                                                      --------      --------

   Plant, property and equipment, net                 $ 12,641      $ 13,875
                                                      ========      ========


            The above includes leased property under capital leases as described in Note 8.

5.          OFFICER AND SHAREHOLDER LOANS

            At both August 31, 1996 and 1997, outstanding loans to officers totaled $106,000, and outstanding loans to other shareholders totaled $11,000. These loans bear interest at rates from 0% to 7.5% and are due at various dates through 2001.

6.          BUSINESS ACQUISITION

            In January 1995, the Company acquired substantially all of the assets of the fresh juice business of J.S. Grant's, Inc., a Colorado corporation ("Grant's"). The acquired assets included cash, accounts receivable, inventory, machinery, equipment and supplies, intangible assets such as recipes, formulations, trade secrets, trade names, and goodwill (collectively, the "Assets"). Odwalla purchased the Assets for approximately $1.59 million, including approximately $94,000 of legal, accounting and other costs incurred by the Company. The acquisition resulted in an excess of costs over net assets acquired of $1.46 million, which is being amortized over 15 years on a straight-line basis.

            Odwalla entered into a ten year non-competition agreement with each of the two former officers of Grant's for an aggregate consideration of $890,000. The non-competition agreements are being amortized over ten years on a straight-line basis.

            The acquisition was accounted for as a purchase and, accordingly, Grant's financial results are included in the Company's financial statements from January 31, 1995. The following pro forma results are unaudited and reflect purchase accounting adjustments assuming the acquisition occurred at the beginning of the period (in thousands, except per share data).

                                                            YEAR ENDED
                                                         AUGUST 31, 1995
                                                         ---------------
                        Net sales                            $37,325
                        Net income                               728
                        Net income per share                 $  0.16

                                  ODWALLA, INC.

7.          DEBT

LINE OF CREDIT

            In May 1997, the Company entered into a Loan and Security Agreement ("Security Agreement") with a lender which provides a revolving line of credit up to $5 million. The outstanding borrowings cannot exceed 85%, depending upon terms described in the Security Agreement, of eligible accounts receivable ("Receivable Line") plus a maximum of $500,000 available for new capital equipment ("Equipment Line"). Interest on borrowings under the Security Agreement is payable monthly at prime plus 1.5% (10% at August 31, 1997). Borrowings under the Equipment Line are subject to interest payments only for the initial three months and then monthly interest and principal payments amortized over a 45 month period. The entire loan matures on May 31, 1999. The Company incurred $47,000 of fees in connection with the Security Agreement and will incur a termination fee (ranging from 3% to 1% of the committed balance, depending upon the remaining loan term) if the Security Agreement is terminated prior to maturity.

            The Security Agreement contains certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. In addition, the interest rate changes to prime plus 2% if the Company's adjusted net worth, as defined, is less than $14 million. The Company is required to pay interest on $2 million and, accordingly, borrowed approximately that amount under the Receivable Line at August 31, 1997.

            Also in May 1997, the Company entered into a Loan Agreement ("Loan Agreement") with another party to provide a $1 million facility under the same terms noted for the Security Agreement, except that borrowings under the Loan Agreement mature on May 21, 1998. There were no borrowings under the Loan Agreement at August 31, 1997. Upon executing the Loan Agreement, the Company agreed to issue a warrant for 7,000 shares of its common stock at $12.50 per share (fair market value at issue date) which expires in May 2002.
The fair value of the warrant is not significant to these financial statements.

            The Security Agreement and the Loan Agreement are collateralized by all Company assets.

LONG-TERM DEBT

            In October 1996, the Company assumed a $230,000 mortgage and $45,000 of Half Moon Bay assessment bonds in connection with the purchase of land adjacent to its Half Moon Bay administrative offices. Mortgage terms include interest at 8.75% per annum and monthly principal and interest payments until maturity in 1999 when the remaining balance of approximately $220,000 is due. The Half Moon Bay assessment bonds bear interest at 7% per annum and require annual principal and interest payments to 2006.

            The following summarizes long-term debt (in thousands):


                                                                 AUGUST 31,
                                                               -------------
                                                               1996     1997
                                                               ----     ----
    Mortgage on Half Moon Bay property, due in fiscal 1999     $ --     $226
    Bonds on Half Moon Bay property                              --       45
    Promissory note (interest at 5%)                            150       75
    Various equipment loans (interest from 9% to 14%)            89       15
                                                               ----     ----
                                                                239      361
    Less current portion                                        149       99
                                                               ----     ----
                                                               $ 90     $262
                                                               ====     ====

                                  ODWALLA, INC.

8.          COMMITMENTS

OPERATING AND CAPITAL LEASES

            The Company leases certain property consisting of its production facilities, offices, branch distribution facilities, equipment and certain vehicles under operating leases, including the related party lease described below. These leases expire at various dates through 2007 and many facility leases contain renewal options. Most property leases require the Company to pay utilities, property taxes and common maintenance costs. Total rent expense under operating leases approximated $1,241,000, $3,490,000 and $5,500,000 for the years ended August 31, 1995, 1996 and 1997. The Company also leases various furniture, equipment and vehicles under capital leases expiring through 2001.

            Following is an analysis of leased property under capital leases by major classes (in thousands):

                                                          AUGUST 31,
                                                    --------------------
                                                      1996         1997
                                                    -------      -------
      Machinery and equipment                       $   971      $   971
      Vehicles                                          140          140
      Other                                              84           84
                                                    -------      -------
                                                      1,195        1,195
      Less accumulated amortization                    (333)        (410)
                                                    -------      -------

      Net leased equipment under capital leases     $   862      $   785
                                                    =======      =======


            As of August 31, 1997, future net minimum lease payments under capital leases and future minimum rental payments required under operating leases are as follows (in thousands):

                                                     CAPITAL     OPERATING
     YEAR ENDING AUGUST 31,                           LEASES       LEASES
     ----------------------                          --------      -------
     1998                                            $    238      $  4,571
     1999                                                 166         4,068
     2000                                                   8         3,455
     2001                                                  --         1,974
     2002                                                  --           321
     Thereafter                                            --         1,264
                                                     --------      --------
                                                          412      $ 15,653
                                                     ========      ========

     Less amount representing interest                    (38)
                                                     --------
     Present value of net minimum lease payments          374
     Less current maturities                             (212)
                                                     --------
     Long-term portion                               $    162
                                                     ========


            Certain leases are guaranteed by Company shareholders and officers.

            The Company leased a portion of its office facility through March 1996 and subleases portions of two distribution facilities under sublease agreements requiring payments by the lessees of $109,000 and $6,000 in 1998 and 1999. The Company earned $26,000, $71,000 and $73,000 under sublease agreements in 1995, 1996 and 1997.

                                  ODWALLA, INC.

8.          COMMITMENTS (CONTINUED)

RELATED PARTY LEASE

            The Company's storage facility and offices in Davenport, California, are leased from a partnership of which Mr. Steltenpohl, the Company's Chairman, is a significant partner. The lease for this facility expires in July 1998 as to the storage facility and July 1999 as to the office space. Rent and lease related expenses paid to the partnership approximated $112,000 during each of the years ended August 31, 1995, 1996 and 1997. Total accumulated leasehold improvements at this facility, net of accumulated amortization, approximated $221,000 and $147,000 at August 31, 1996 and 1997.

OTHER COMMITMENTS

Supply and License Agreement

            In January 1995, the Company entered into an exclusive Supply and License Agreement ("Agreement") whereby Trinity Springs Ltd. ("Trinity") supplies a product to be bottled, packaged, marketed and distributed by Odwalla. Under the Agreement, the Company was required to pay a license fee equal to 50% of the net profits, as defined, on a quarterly basis. The Company agreed to distribute certain minimum quantities of the product. The Agreement was for five years and was automatically renewable for unlimited successive five-year terms, with either party retaining the right not to renew under certain circumstances. The Company was granted 10% of the then outstanding shares of Trinity in January 1995, although the shares have not been issued to date. The Company was also to be issued a warrant to purchase 1% of Trinity's outstanding capital stock on each of the first five anniversary dates of the Agreement. The Agreement became effective in October 1995. There were no license fees paid in 1996 or 1997.

            In March 1997, the Agreement was terminated and replaced with an Amended and Restated Supply and License Agreement ("Amended Agreement") appointing Odwalla as a non-exclusive distributor of Trinity water products with certain annual minimum quantities of the product at defined prices. The Amended Agreement is for a five-year term with one five-year automatic renewal period.

Raw Material Contracts

            As of August 31, 1997, the Company had entered into purchase commitments for the future delivery of raw materials. Approximately $1.0 million of commitments are under one-year contracts to be completed through May 1998. One three-year contract is also open, requiring purchase of $2.5 million of product, and is to be completed by May 1999.


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

                                  ODWALLA, INC.

9.          TAXES ON INCOME (CONTINUED)

            Deferred tax assets consist principally of the following (in thousands):


                                                    AUGUST 31,
                                               --------------------
                                                1996          1997
                                               -------      -------
           Reserves and accruals               $   369      $ 1,800
           Net operating loss carryforward          --        3,200
           Tax credits                              64           62
           Property, plant and equipment          (150)        (319)
           Inventories                              22           30
           State taxes                              35           --
           Other                                   (33)         102
                                               -------      -------
                                                   307        4,875
           Less valuation allowance                 --       (3,370)
                                               -------      -------
           Net deferred tax asset              $   307      $ 1,505
                                               =======      =======


            The Company's effective tax rate differs from the federal statutory rate as follows:


                                                                     YEAR ENDED AUGUST 31,
                                                                   -------------------------
                                                                   1995      1996       1997
                                                                   ----      ----       ----
           Federal statutory tax rate                                34%       34%      (34)%
           State income taxes                                         6         5        (5)
           Deferred tax asset valuation allowance                    --        --        25
           Benefit of net operating loss carryback                   --        --        (5)
           Reduction of valuation allowance through utilization
                  of net operating loss carryforward                 (4)       --        --
           Permanent differences and other                           (3)       (6)        5
           Taxes for prior periods                                   --         6         1
                                                                    ---       ---       ---
                                                                     33%       39%      (13)%
                                                                    ===       ===       ===


Taxes on income consisted of the following (in thousands):


                                                         YEAR ENDED AUGUST 31,
                                                   ---------------------------------
                                                    1995          1996         1997
                                                   -------      -------      -------
                 Current:
                        Federal                    $   390      $   429      $  (660)
                        State                           90          127           --
                                                   -------      -------      -------
                                                       480          556         (660)
                                                   -------      -------      -------

                 Deferred:
                        Federal                         64         (130)      (3,970)
                        State                           16          (26)        (641)
                                                   -------      -------      -------
                                                        80         (156)      (4,611)
                                                   -------      -------      -------
                                                       560          400       (5,271)
                 Change in valuation allowance         (60)          --        3,370
                                                   -------      -------      -------

                                                   $   500      $   400      $(1,901)
                                                   =======      =======      =======


            At August 31, 1997, the Company had federal and state net operating loss carryforwards of $8.4 million and $5.1 million, respectively, which expire between 2002 and 2017.

                                  ODWALLA, INC.

9.          TAXES ON INCOME (CONTINUED)

            During the year ended August 31, 1997, the Company provided a valuation allowance against certain of its deferred tax assets due to uncertainty as to the ultimate realization of such assets.

            During the years ended August 31, 1995, 1996 and 1997, the Company recognized certain tax benefits related to stock option plans in the amount of $12,000, $42,000 and $1,000. These benefits were recorded as a reduction of income taxes payable and an increase in common stock.

10.         EMPLOYEE BENEFIT PLAN

            The Company matches 10% of each employee's contribution to the 401(k) Employee Benefit Plan ("Plan"), as amended in September 1992 by the Board of Directors. Total contributions to the Plan approximated $24,000, $36,000 and $46,000 for the years ended August 31, 1995, 1996 and 1997.

11.         SHAREHOLDERS' EQUITY

            Warrants. The underwriters of the Company's initial public offering in December 1993 were issued warrants to purchase 105,000 shares of common stock at $7.20 per share. These warrants expire in September 1998 and are currently outstanding.

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

            In April 1997, the shareholders approved the 1997 Stock Incentive Plan ("1997 Plan") which replaced both the Stock Option Plan and the Directors' Plan. The 1997 Plan consists of three programs: (i) a Discretionary Option Grant Program ("Discretionary Program"), (ii) a Stock Issuance Program ("Stock Program"), and (iii) an Automatic Option Grant Program ("Automatic Program"). A total of 1,648,475 shares of Common Stock are reserved for issuance under the 1997 Plan, which includes all outstanding options under the Stock Option Plan and Directors' Plan.

            The Discretionary Program allows the Company to issue both incentive and non-qualified stock options, at an exercise price not less than 100% of fair market value on the grant date, which expire ten years or less from the grant date; vesting is generally in a series of installments measured from the grant date. The Stock Program allows the Company to issue Common Stock directly for cash, promissory note or for past services with no cash payment; vesting may be immediate or in one or more installments. The Automatic Program awards 5,000 shares of Common Stock to each non-employee Board member upon initial election or appointment and 3,000 shares of Common Stock at each annual shareholders meeting. Awards under the Automatic Program are made at an exercise price equal to the closing fair market value of the Company's common stock on the award date, will have a maximum term of ten years from the grant date and vest in annual installments over a four year period at the 5,000 share award level and after one year for the 3,000 share award level. Under all programs of the 1997 Plan, accelerated vesting provisions apply in certain situations.

                                  ODWALLA, INC.

11.         SHAREHOLDERS' EQUITY (CONTINUED)


            The activity under the above plans was as follows:


                                              SHARES        OPTIONS       OPTION PRICE
                                             AVAILABLE    OUTSTANDING      PER SHARE
                                             --------       -------      ------- -----
            Balance at September 1, 1994      277,095       469,815      $  3.33-$6.60

            Additional shares reserved        282,000            --
            Options granted                  (272,648)      272,648      $  7.83-$8.62
            Options exercised                      --       (11,709)     $  3.33-$7.83
            Options canceled                   29,690       (29,690)     $  3.33-$3.97
                                             --------      --------
            Balance at August 31, 1995        316,137       701,064      $  3.33-$8.62

            Additional shares reserved        266,500            --
            Options granted                  (270,906)      270,906      $20.25-$22.28
            Options exercised                      --       (59,625)     $ 3.33-$20.25
            Options canceled                   46,471       (46,471)     $ 3.90-$20.25
                                             --------      --------
            Balance at August 31, 1996        358,202       865,874      $ 3.33-$22.28

            Additional shares reserved        450,000            --
            Options granted                  (533,329)      533,329      $10.25-$13.75
            Options exercised                      --       (78,163)     $ 3.33-$10.25
            Options canceled                  422,205      (422,205)     $ 3.33-$22.28
                                             --------      --------
            Balance at August 31, 1997        697,078       898,835      $ 3.33-$13.75
                                             ========      ========


             The Company applies APB 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock.

             All options granted under the Company's stock option plans during fiscal 1996 and 1997 have been granted with an exercise price equal to or greater than the fair market value on the date of grant. Had the fair value of the options been calculated in accordance with FAS 123, net income (loss) would have been $242,000 and $(13,293,000) and net income (loss) per share would have been $0.04 and $(2.66) for the years ended August 31, 1996 and 1997.

             For purposes of calculating compensation cost under FAS 123, the minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1996 and 1997: dividend yield of 0% for all years; expected volatility of 5.1% for all years; risk-free interest rates of 6.1% and 6.0%; and, expected lives of 5 years for all years.

             There were 408,113 and 457,569 options exercisable at August 31, 1996 and 1997. The weighted average exercise price of options exercisable at August 31, 1996 and 1997 was $8.35 and $8.54 per share. At August 31, 1997, a total of approximately 1,648,475 shares of Common Stock have been reserved for issuance under the Company's stock option plans.

                                  ODWALLA, INC.

11.         SHAREHOLDERS' EQUITY (CONTINUED)

             The following table summarizes information about options outstanding at August 31, 1997:


                                                Weighted Average    Weighted                               Weighted
                 Range of                          Remaining         Average                               Average
                 Exercise             Number       Contractual      Exercise           Number              Exercise
                  Price            Outstanding    Life (years)       Price           Exercisable            Price
                  -----            -----------    ------------       -----           -----------            -----
              $3.33 - $6.66          349,955         7.5             $  5.04           266,866              $  4.99
              $7.75 - $10.25         303,322         6.5             $  9.48           121,752              $  8.77
            $10.625 - $13.75         245,558         9.3             $ 12.37            68,951              $ 13.30
                                   ---------                                           -------              ---------
                                     898,835         7.7             $  8.54           457,569              $  7.25
                                   =========                                           =======

12.         INTEREST INCOME (EXPENSE)

            Interest income (expense) consisted of the following (in thousands):


                                           YEAR ENDED AUGUST 31,
                                      ---------------------------
                                       1995       1996       1997
                                      -----      -----      -----
              Interest income         $ 237      $ 635      $ 322
              Interest expense         (146)       (94)      (149)
                                      -----      -----      -----

              Net interest income     $  91      $ 541      $ 173
                                      =====      =====      =====


            No amounts of interest expense were capitalized in 1995, 1996 or 1997.

13.         SIGNIFICANT CUSTOMER AND CREDIT CONCENTRATION

            One customer, Safeway, Inc., represented approximately 16%, 14% and 12% of sales in fiscal 1995, 1996, and 1997. Although a significant portion of the Company's customers are concentrated in Northern California, trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base.

14.         RELATED PARTY TRANSACTIONS

            The Company incurred consulting fees of $35,000 and $29,000 during 1996 and 1997 by utilizing a company which is owned by one of the Company's former directors. The Company also retained a current board member for consulting services and incurred fees of $40,000 in 1997. The Company recorded executive recruitment fees of $37,000 and $74,000 during 1995 and 1996 by utilizing a company of which one of the Company's former directors is a partner.

                                  ODWALLA, INC.

15.         ALLOWANCE FOR DOUBTFUL ACCOUNTS

            The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The following summarizes the activity in the allowance for doubtful accounts for the three years ended August 31, 1997 (in thousands):


                                                                   YEAR ENDED AUGUST 31,
                                                                 ---------------------------
                                                                  1995      1996       1997
                                                                 -----      -----      -----
          Allowance for doubtful accounts, beginning of year     $  98      $ 166      $ 306
          Bad debt expense for the year                            112        398        659
          Allowance established at time of Grant's
                 acquisition                                        20         --         --
          Accounts receivable written off during the year          (64)      (258)      (373)
                                                                 -----      -----      -----

          Allowance for doubtful accounts, end of year           $ 166      $ 306      $ 592
                                                                 =====      =====      =====


16.         RECALL AND RELATED COSTS

            On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. Beginning in early December 1996, Odwalla began flash pasteurization of fresh apple juice as part of the Company's Hazard Analysis Critical Control Point Plan ("HACCP Plan") and reintroduced all apple juice-based products to the market. Although the Company experienced a significant reduction in sales following the Recall, as of August 31, 1997, the Company's sales have returned to near their pre-Recall level.

            To date, there have been seventeen personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seven of these claims and proceedings have been settled. In addition, approximately 585 other claims for damages resulting from the Recall were presented to the Company's insurance carrier and approximately 570 of those claims have been settled. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate.

            In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation. The response to the legal proceedings and the grand jury investigation has required a significant amount of management time during the year, and has caused the Company to incur significant legal fees.

                                  ODWALLA, INC.

16.         RECALL AND RELATED COSTS (CONTINUED)

            The Company incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. Total Recall and related costs incurred in fiscal 1997 were $6,518,000. This includes $2,334,000 of accrued professional fees at August 31, 1997, which represents the Company's estimate of future legal costs related to the Recall.

            The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. During fiscal 1997, a claim for product recall costs was presented to its insurance carriers as was an additional claim for business losses incurred due to the Recall. However, the amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

            The Company has taken many actions following the Recall to restore sales and control costs. While the Company incurred a significant loss during fiscal year 1997, the Company believes it will have sufficient cash and borrowing capacity to fund its operations and capital expenditures through the end of fiscal year 1998. However, this belief is based to some degree on estimates which are inherently uncertain given the disruption to the Company's business caused by the Recall.

17.         SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                                          Net income
                   Net        Gross        Net income     (loss) per
                  Sales       Profit        (loss)          share
                --------     --------      --------      -----------
1996
1st Quarter     $ 12,395     $  5,612      $   (119)     $     (0.02)
2nd Quarter       13,579        6,331           (70)           (0.01)
3rd Quarter       16,532        8,515           522             0.10
4th Quarter       16,691        8,850           300             0.06
                --------     --------      --------      -----------

                $ 59,197     $ 29,308      $    633      $      0.12
                ========     ========      ========      ===========

1997
1st Quarter     $ 14,101     $  7,097      $ (4,844)     $     (0.98)
2nd Quarter       11,257        4,830        (3,042)           (0.61)
3rd Quarter       13,685        6,566        (1,820)           (0.36)
4th Quarter       13,587        6,487        (2,730)           (0.54)
                --------     --------      --------      -----------

                $ 52,630     $ 24,980      $(12,436)     $     (2.49)
                ========     ========      ========      ===========