Form 10-Q
period 1997-11-29
ODWALLA INC
filed 1998-01-13
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                     [LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________ to ________________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

            California                                           77-0096788
 -------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                  120 Stone Pine Road, Half Moon Bay, CA 94019
              (Address and zip code of principal executive offices)
                                 (650) 726-1888
                         (Registrant's telephone number)


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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value                              5,047,169 shares
--------------------------                              ----------------
        (Class)                                 (Outstanding at January 6, 1998)

                                                                          [LOGO]

                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 1997


                                      INDEX

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of August 31, 1997
               and November 29, 1997...................................      3

               Consolidated Statements of Operations for the three-month
               and thirteen-week periods ended November 30, 1996
               and November 29, 1997...................................      4

               Consolidated Statements of Cash Flows for the three-month
               and thirteen-week periods ended November 30, 1996
               and November 29, 1997...................................      5

               Notes to Consolidated Financial Statements..............      6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................      8

Part II.  Other Information

    Item 1.    Legal Proceedings.......................................     17

    Item 6.    Exhibits and Reports on Form 8-K........................     19

                                                                          [LOGO]
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       AUGUST 31,   NOVEMBER 29,
                                                                             1997           1997
                                                                         --------       --------
         Current assets
             Cash and cash equivalents                                   $  2,217       $  3,277
             Short term investments                                         1,008             --
             Trade accounts receivable, less allowance for doubtful
                accounts of $592 and $607                                   4,610          4,953
             Inventories (Note 2)                                           3,910          3,791
             Refundable income taxes                                          660             --
             Prepaid expenses and other                                       730            892
             Deferred tax assets, current                                   1,095          1,120
                                                                         --------       --------
                   Total current assets                                    14,230         14,033
                                                                         --------       --------

         Plant, property and equipment, net (Note 3)                       13,875         13,557
                                                                         --------       --------

         Other assets
             Officer and shareholder loans                                    117            117
             Excess of cost over net assets acquired, net                   1,333          1,306
             Covenants not to compete, net                                    738            704
             Deferred tax assets, non-current                                 410            410
             Other noncurrent                                                 303            299
                                                                         --------       --------
                   Total other assets                                       2,901          2,836
                                                                         --------       --------
         Total assets                                                    $ 31,006       $ 30,426
                                                                         ========       ========

         Current liabilities
             Accounts payable                                            $  5,395       $  5,132
             Accrued payroll and related items                              1,263          1,508
             Line of credit                                                 2,014          2,070
             Other accruals                                                 3,947          3,439
             Current maturities of capital lease obligations                  212            214
             Current maturities of long-term debt                              99             91
                                                                         --------       --------
                   Total current liabilities                               12,930         12,454

         Capital lease obligations, less current maturities                   162            109
         Long-term debt, less current maturities                              262            256
         Other                                                                 17             17
                                                                         --------       --------
         Total liabilities                                                 13,371         12,836
                                                                         --------       --------

         Shareholders' equity
            Preferred stock, no par value, shares authorized,
             5,000,000; no shares issued and outstanding
            Common stock, no par value, shares authorized,
             15,000,000; shares issued and outstanding,
             5,024,000 and 5,046,000                                       29,310         29,440
            Retained earnings (deficit)                                   (11,675)       (11,850)
                                                                         --------       --------
         Total shareholders' equity                                        17,635         17,590
                                                                         --------       --------
         Total liabilities and shareholders' equity                      $ 31,006       $ 30,426
                                                                         ========       ========

           See accompanying notes to consolidated financial statements

                                                                          [LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE      THIRTEEN
                                                     MONTHS         WEEKS
                                                      ENDED         ENDED
                                               NOVEMBER 30,  NOVEMBER 29,
                                                       1996          1997
                                               ------------   -----------
Net sales                                          $ 14,101       $14,150

Cost of sales                                         7,004         7,111
                                                   --------       -------

    Gross profit                                      7,097         7,039
                                                   --------       -------

Operating expenses
    Sales and distribution                            6,239         4,756
    Marketing                                           678           569
    General and administrative                        2,121         1,839
    Recall and related costs (Note 5)                 3,840             -
                                                   --------       -------

          Total operating expenses                   12,878         7,164
                                                   --------       -------

Loss from operations                                 (5,781)         (125)

Other (expense) income
    Other                                                (5)          (15)
    Interest income (expense), net                       82           (61)
                                                   --------       -------

Loss before income taxes                             (5,704)         (201)

Income tax benefit                                      860            26
                                                   --------       -------

Net loss                                           $ (4,844)      $  (175)
                                                   ========       =======

Net loss per common share                          $  (0.98)      $ (0.03)
                                                   ========       =======

Weighted average common shares outstanding            4,958         5,033
                                                   ========       =======


           See accompanying notes to consolidated financial statements

                                                                          [LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     THREE      THIRTEEN
                                                                    MONTHS         WEEKS
                                                                     ENDED         ENDED
                                                              NOVEMBER 30,   NOVEMBER 29,
                                                                      1996          1997
                                                                   -------       -------
         Cash flows from operating activities
            Net loss                                               $(4,844)      $  (175)
            Adjustments to reconcile net loss to net
              cash provided by (used in) operating
              activities:
                 Depreciation and amortization                         540           577
                 Deferred taxes                                       (860)          (26)
                 Changes in assets and liabilities
                   Trade accounts receivable                         1,745          (343)
                   Inventories                                        (820)          119
                   Refundable income taxes                              --           660
                   Prepaid expenses and other current assets           326          (161)
                   Other noncurrent assets                              38            --
                   Accounts payable                                     80          (264)
                   Accrued payroll and related items                   882           245
                   Other accrued liabilities                         1,002          (508)
                   Income taxes payable                               (203)           --
                                                                   -------       -------
         Net cash provided by (used in) operating activities        (2,114)          124
                                                                   -------       -------

         Cash flows from investing activities
            Capital expenditures                                    (1,458)         (194)
            Proceeds from short-term investments, net                  389         1,008
                                                                   -------       -------
         Net cash provided by (used in) investing activities        (1,069)          814
                                                                   -------       -------

         Cash flows from financing activities
            Principal payments under long-term debt                    (22)          (14)
            Net borrowings under line of credit                         --            56
            Payments of obligations under capital leases               (50)          (50)
            Sale of common stock                                       130           130
                                                                   -------       -------
         Net cash provided by financing activities                      58           122
                                                                   -------       -------

         Net increase (decrease) in cash and cash equivalents       (3,125)        1,060

         Cash and cash equivalents, beginning of period              5,975         2,217
                                                                   -------       -------

         Cash and cash equivalents, end of period                  $ 2,850       $ 3,277
                                                                   =======       =======


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    Change in Accounting Period. Effective September 1, 1997, the Company changed its reporting period from the twelve months ended August 31 to the 52 or 53 week period ending on the Saturday nearest August 31. This change does not result in the restatement of any information previously provided and does not have a material impact on the comparability of the quarterly information presented herein.

    Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary (the "Company") at November 29, 1997 and the related consolidated statements of operations and cash flows for each of the three-month and thirteen-week periods ended November 30, 1996 and November 29, 1997 have not been audited by independent accountants. However, in the opinion of management, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 31, 1997 appearing in the Company's 1997 Annual Report on Form 10-K.

2.  INVENTORIES

    Inventories consist of the following (in thousands):


                                                   August 31,  November 29,
                                                        1997           1997
                                                    --------      ---------

        Raw materials                               $  2,657      $   2,684
        Packaging supplies and other                     420            408
        Inventory deposits                               329            222
        Finished product                                 504            477
                                                    --------      ---------

        Total                                       $  3,910      $   3,791
                                                    ========      =========

3.      PLANT, PROPERTY AND EQUIPMENT

        Plant, property and equipment consist of the following (in thousands):

                                                   August 31,  November 29,
                                                        1997           1997
                                                    --------      ---------
        Land                                        $  1,046      $   1,046
        Buildings and building improvements            7,097          7,120
        Leasehold improvements                         2,441          2,441
        Machinery and equipment                        6,612          6,769
        Vehicles                                         530            530
        Other                                          2,667          2,681
                                                    --------      ---------
                                                      20,393         20,587
        Less accumulated depreciation
          and amortization                            (6,518)        (7,030)
                                                      ------      ---------

        Plant, property and equipment, net          $ 13,875      $  13,557
                                                    ========      =========

                                 ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.      EARNINGS PER COMMON SHARE

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

5.      RECALL AND RELATED COSTS

        On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. In December 1996, Odwalla reintroduced all apple juice-based products to the market and, in October 1997, reintroduced its carrot product.

        To date, there have been twenty personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Eleven of these claims and proceedings have been settled. In addition, other claims for damages resulting from the Recall were presented to the Company's insurance carrier and almost all of those claims have been settled. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate.

        In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation.

        The Company incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash-pasteurization process. Total Recall and related costs incurred in fiscal 1997 were $6,518,000, including the $3,840,000 recorded as of November 30, 1996. The Company will continue to assess whether additional costs should be recorded. No additional costs were recorded for the thirteen weeks ended November 29, 1997.

        The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. During fiscal 1997 a claim for product recall costs was presented to its insurance carriers as were additional claims in both fiscal 1997 and 1998 for business losses incurred due to the Recall. However, the amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of the Company, which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain important factors, including those set forth in this section, in the Company's Annual Report on Form 10-K for the year ended August 31, 1997, and in other documents the Company files from time to time with the Securities and Exchange Commission. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K.

OVERVIEW

        Odwalla is the leading supplier of fresh-squeezed and nutritionally fortified juices and smoothies in the western United States. The Company also supplies all-natural meal replacement beverages and geothermal natural spring water. These products compose what the Company calls "Nourishing Beverages." The Company's Nourishing Beverages provide the consumer with easy access to natural, great tasting nutrition. The Company believes that its Nourishing Beverages appeal to many consumers because of the superior taste of fresh and minimally processed beverages and the greater nutritional value of Nourishing Beverages compared to juice from concentrate or with artificial flavors. Except for its 100% fresh squeezed citrus line, all of Odwalla's juices are flash-pasteurized. These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas and Illinois.

        The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants. Net sales are net of product returns and allowances. The Company sells products to most of its trade partners on a guaranteed basis and takes back expiring or expired product for credit. The Company's net sales grew from $35.9 million in fiscal 1995 to $59.2 million in fiscal 1996 and, despite the significant impact of the Recall, were $52.6 million in fiscal 1997. The Company's growth and sales strength has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. The Company believes that its sales have been positively affected, both through growth and through a return to near pre-Recall levels, by continued strong support for the Company's brand and products, new product innovation, including a new category, and better placement on store shelves.

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

        The Company has historically distributed its products primarily through its direct-store-delivery ("DSD") system, which is serviced by route sales people who deliver products directly to and merchandise products directly in the retail display shelves of the Company's trade partners, using primarily leased delivery trucks. This distribution system, although more expensive than using independent distributors, has allowed the Company to optimally manage delivery schedules, efficiently control its product mix, keep store shelves or its own coolers stocked with fresh products and have a greater influence on determining in-store location and merchandising of its products. At the end of fiscal 1997, the Company expanded its distribution channel by transferring approximately 40% of its Northern California trade partner account base (which represented a significantly smaller percentage of its Northern California sales volume) to an independent distributor. This distribution channel, with merchandising support provided by the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

Company, provides an opportunity to expand product distribution. The Company expects that future growth and expansion will utilize either both, or a combination of, the DSD and independent distributor systems, although there can be no assurance that this will occur or that it will occur on favorable terms.

        The Company has historically experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue in future periods. These fluctuations have been the result of changes in the price of fruit and vegetables due to seasonality and other factors, new product introductions, start-up costs associated with new facilities, expansion into new markets, sales promotions and competition. Future operating results may fluctuate as a result of these and other factors, including the continued impact of the Recall, negative press and media reports, increased energy costs, the introduction of new products by the Company's competitors, changes in the Company's customer mix, and overall trends in the economy. The Company's business is also significantly affected by weather patterns, and unseasonably cool or rainy weather can adversely impact the Company's sales. A significant portion of the Company's expense levels is relatively fixed, and the timing of increases in expense levels is based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse impact on results of operations may be magnified by the Company's inability to adjust spending quickly enough to compensate for the sales shortfall. The Company also may choose to reduce prices or increase spending in response to competition, which may have an adverse effect on the Company's results of operations.

        On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. In December 1996, Odwalla reintroduced all apple juice-based products to the market and, in October 1997, reintroduced its carrot product. Although the Company experienced a significant reduction in sales following the Recall, as of November 29, 1997, the Company's sales have returned to near their pre-Recall level.

        To date, there have been twenty personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Eleven of these claims and proceedings have been settled. In addition, other claims for damages resulting from the Recall were presented to the Company's insurance carrier and almost all of those claims have been settled. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate. In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company cannot predict the outcome of the investigation. The response to the legal proceedings and the grand jury investigation has required a significant amount of management time and has caused the Company to incur significant legal fees. The Company expects to continue to require significant management time in the future relating to these matters.

        The Company incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash-pasteurization process. Total Recall and related costs incurred in fiscal 1997 were $6,518,000. The Company maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. During fiscal 1997, a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

claim for product recall costs was presented to its insurance carriers as were additional claims in both fiscal 1997 and 1998 for business losses incurred due to the Recall. However, the amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

        When reviewing the results of operations for the three-month and the thirteen-week periods ended November 30, 1996 and November 29, 1997, it is important to note that the months of September and October, 1996 continued the net sales growth trend that the Company had reported in fiscal 1996 and positively impacted the results of operations for the first quarter of fiscal 1997.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net sales, certain statements of operations data for the three-month and the thirteen-week periods ended November 30, 1996 and November 29, 1997. These operating results are not necessarily indicative of the results for any future period.

                                                      THREE        THIRTEEN
                                                     MONTHS           WEEKS
                                                      ENDED           ENDED
                                               NOVEMBER 30,     NOVEMBER 29,
                                                       1996            1997
                                               ------------     -----------
Net sales                                            100.0%         100.0%
Cost of sales                                         49.7           50.3
                                                      ----           ----
Gross margin                                          50.3           49.7
                                                      ----           ----
Operating expenses
  Sales and distribution                              44.2           33.6
  Marketing                                            4.8            4.0
  General and administrative                          15.1           13.0
  Recall and related costs                            27.2              -
                                                      ----           ----
Loss from operations                                 (41.0)          (0.9)
Interest and other income (expense), net               0.6           (0.5)
Income tax benefit                                     6.1            0.2
                                                       ---           ----
Net loss                                             (34.3)%         (1.2)%
                                                     =====           ====

THIRTEEN WEEKS ENDED NOVEMBER 29, 1997 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

        NET SALES. Net sales for the first quarter of fiscal 1998 increased 0.3% to $14.2 million compared to $14.1 million in the first quarter of fiscal 1997. Net sales of the Company's Nourishing Beverage products, which increased 1% from the prior year quarter, were offset by a decline in peel and by-product sales. Nourishing Beverage products are sold to third party distributors at a lower price than to retail trade partners, as the third party distributors incur the distribution costs. As the Company expands the use of such distributors, net sales growth comparisons to fiscal 1997 may be slightly impacted due to this difference. The Company believes that the increase from the first quarter in fiscal 1997, which included two of the highest sales months in the Company's history, demonstrates strength of the brand in existing markets despite the impact of the Recall and the negative impact of news media. However, sales volume has not returned to pre-Recall levels and the Company is unable to determine when sales will return to such levels.

        COST OF SALES. Cost of sales increased to $7.1 million in the third quarter of fiscal 1998 compared to $7.0 million for the same period during fiscal 1997. Gross margin as a percentage of net sales was 49.7% in the first quarter of fiscal 1998, a decrease from 50.3% during the first quarter of fiscal 1997. Gross margin decreased primarily due to (a) increases in labor and operating expenses as a percentage of net sales resulting from process changes and the cost of plant improvements since the first quarter of fiscal 1997, (b) an increase in product returns, and (c) changes in labeling, offset to some extent by (d) more favorable fruit pricing and yield.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

The Company anticipates that the gross margin will increase as a percentage of net sales as volume is restored to pre-Recall levels; however, there can be no assurance that gross margin as a percentage of net sales will increase as sales volume increases or that such increase will approach pre-Recall levels. The Company expects a slight decrease in gross margin in the second quarter of fiscal 1998, primarily due to the end of the favorable fruit pricing which provided a benefit in the first quarter.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $4.8 million in the first quarter of fiscal 1998 compared to $6.2 million in the first quarter of fiscal 1997, and decreased as a percentage of net sales to 33.6% from 44.2% last year (which included November 1996, a month of severely reduced sales) and 37.3% in the fourth quarter of fiscal 1997. The reduction, in both absolute dollars and as a percentage of net sales, results from consolidation of certain distribution operations and geographic responsibilities, sales route restructuring, selective use of third party distributors, and other cost control measures implemented in fiscal 1997. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels. Sales and distribution expenses as a percentage of net sales are expected to increase in the second quarter of 1998, partly to invest in selective infrastructure changes for future growth.

        MARKETING. Marketing expenses decreased to $569,000 in the first quarter of fiscal 1998 compared to $678,000 in the first quarter of fiscal 1997, and decreased as a percentage of net sales. Marketing activities in the first quarter of fiscal 1998 included reintroduction of the Company's carrot product, but involved minimal outside resources. Marketing expenses are expected to significantly increase in absolute dollars and as a percentage of net sales in the second quarter of fiscal 1998, partly due to advertising and the launch of a new product. Marketing expenses are also expected to increase during the remainder of fiscal 1998 as the Company works to reinforce the existing consumer base and attract new consumers to the brand and Nourishing Beverages, expand outside communications, develop and launch new products, and expand consumer research, although there can be no assurance that an increase will occur.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.8 million in the first quarter of fiscal 1998 from $2.1million in the first quarter of fiscal 1997, and decreased as a percentage of net sales. The change was primarily due to a decrease in outside professional services and payroll. The Company does not expect general and administrative costs during the remainder of fiscal 1998 to increase significantly in absolute dollars from the first quarter of fiscal 1998. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth and will continue to incur legal fees not directly related to the Recall in excess of fiscal 1997 levels.

        RECALL AND RELATED COSTS. Recall and related costs were $3.8 million in the first quarter of fiscal 1997. This total represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and obsolete packaging supplies; costs of leased equipment in excess of volume requirements; costs of reformulating products; and costs associated with the flash-pasteurization process. In the fourth quarter of fiscal 1997, changes in recall related matters and further analysis of the Company's claim for business losses resulting from the Recall indicated that significant additional professional fees were expected to be incurred. Accordingly, the Company recorded a $2.2 million charge to operations to establish a liability for future professional fees related to the Recall. However, there can be no assurance that the actual liability established is adequate. At the end of the first quarter of fiscal 1998, the Company determined that no further adjustment to this liability was necessary at this time. However, the Company will continue to assess this liability and will make appropriate adjustments if circumstances change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

        INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest and other expense of $76,000 in the first quarter of fiscal 1998 compared to net interest and other income of $77,000 in the first quarter last year. The net expense in fiscal 1998 results primarily from borrowings under the line of credit and other existing debt; the net income in fiscal 1997 resulted from investment income offset slightly by the interest expense of debt prior to the line of credit.

        INCOME TAX EXPENSE (BENEFIT). The $26,000 income tax benefit for the first quarter of fiscal 1998 and the $860,000 income tax benefit for the first quarter of fiscal 1997 results from the tax benefit associated with the operating loss. The effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company has provided the valuation allowance for a portion of its net deferred tax assets due to uncertainty as to the ultimate realization of such assets. The Company will assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

        At November 29, 1997, the Company had working capital of $1.6 million compared to working capital of $1.3 million at August 31, 1997. The increase resulted primarily from cash flow from operating activities. At November 29, 1997, the Company had cash, cash equivalents and short term investments of $3.3 million compared to $3.2 million at August 31, 1997.

        Net cash provided by operating activities for the quarter ended November 29, 1997 was $124,000. This consisted of the net loss plus depreciation and amortization, decreases in refundable income taxes and inventory offset by increases in accounts receivable and deferred income taxes and decreases in accounts payable and other accrued expenses. Net cash provided by investing activities for the quarter was $814,000, consisting primarily of sale of short-term investments offset by capital expenditures for production equipment at the Dinuba plant. Net cash provided by financing activities for the quarter was $122,000, consisting primarily of borrowings under the line of credit and the sale of common stock through the exercise of stock warrants and options offset by payments of long-term debt and capital lease obligations.

        At November 29, 1997, the Company had $323,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. The Company does not have an existing leasing agreement, although the Company is currently exploring additional leasing or lease financing sources to obtain future commitments for cooler and computer equipment. There can be no assurance that the Company will be able to obtain such lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

        The Company anticipates that the increased costs associated with recovering from the impact of the Recall may cause the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all.

        Based upon information currently available, the Company believes that its current borrowing capability under the Agreement and Loan Agreement will be adequate to meet its obligations as they become due through November 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

        OPERATIONS. Although the Company believes that its management, working capital, existing debt arrangements, financial and management systems and controls will be adequate to address its current needs, there can be no assurance that its management, working capital and such systems will be adequate to address future requirements of the Company's business. The Company's results of operations will be adversely affected if revenues do not return to pre-Recall levels, including planned expansion, and there can be no assurance that post-Recall events will not adversely affect the Company's ability to continue to improve and expand its management and financial control systems, to attract, retain and motivate key employees, and to raise additional capital.

        PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Odwalla strives for consistent "day-of-juicing quality" in its products. Shelf life standards for its products are based primarily on maintaining the flavor quality and nutrient integrity of its beverages. The shelf life of Odwalla's fruit and vegetable based products is typically limited at the retail outlet. The Company believes that its shelf life standards for each product maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. The Company's policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of the Company's "day of juicing" quality standards, the Company's products reflect the seasonal changes in fruit varieties in color and taste. Odwalla's production methods are designed to minimize adverse effects of processing. The Company's product line includes several different types of Nourishing Beverages and varies over time as a result of seasonal and new products.

         At most of its DSD accounts, Odwalla maintains responsibility for stocking, ordering and merchandising its products at the point of sale, and Odwalla credits the trade partner for unsold product. This full service relationship allows Odwalla to avoid paying slotting fees for shelf space as well as other handling fees, and it also allows the Company to maintain control over presentation of its products. Odwalla provides a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising the Company's products. These trade partners do not receive credit for unsold products.

        The Company also uses third party distributors in certain geographic locations and for certain trade partners. This distribution channel, with merchandising support provided by the Company, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain relationships with trade partners. In November 1997, expansion into the Chicago market began with the use of a third party distributor. Odwalla sells directly to the third party distributors under these arrangements. Third party distributors generally do not receive credit for unsold product.

        RAW MATERIALS. Producing and selling Nourishing Beverages entails special requirements in fruit sourcing, beverage production, distribution and sales in order to preserve and maximize their freshness and flavor quality. Fruits and vegetables must be sourced and selected to meet established criteria, including variety, quality, ripeness and other factors. Transportation and processing of the fruit and vegetables must be performed in a manner that preserves fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve its goal of providing the safest, best tasting and most nutritious Nourishing Beverages for consumers.

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

        Odwalla also obtains a number of fruits, such as tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been finely cut and fresh-frozen for shipment. A puree is not a concentrate. Purees are combined with the fresh, flash-pasteurized juices of other fruits in a number of the Company's products. Purees used by the Company are heat-treated which minimally affects the fresh fruit quality but increases safety. Most purees are purchased under annual price contracts.

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

        RISKS ASSOCIATED WITH PERISHABLE PRODUCTS. With the exception of its geothermal spring water and meal replacement beverages, the Company's products are either fresh or flash-pasteurized and do not contain any preservatives. Because of this they have a limited shelf life. In order to maintain its "day of juicing" quality standards, the Company further restricts the shelf life of its products through early expiration dates. As a result, since the Company is not able to hold any significant finished goods inventory, its results of operations are highly dependent on its ability to accurately forecast its near term sales in order to adjust fresh fruit and vegetable sourcing and production. Historically, forecasting product demand has been difficult, and in light of the Recall, the Company expects it to continue as a challenge. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be profitably sold. In addition, most of the Company's trade partners have the right to return any products that are not sold by their expiration date. The inability to meet higher than anticipated demand or excess production or significant amounts of product returns could have a material adverse effect on the Company's business and results of operations.

        COMPETITION. In a broad sense, the Company's products compete with all beverages available to consumers. The beverage market is highly competitive. It includes national, regional and local producers and distributors, many of whom have greater resources than the Company, and many of whom have shelf stable products that can be distributed with significantly less cost. The Company views its niche as easily accessed nourishing beverages in the super premium juice, emerging meal replacement beverage and bottled water categories. The Company believes its current direct competition in this market niche is from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers and nationally branded meal replacement beverage and premium bottled water producers. The Company also views juice and smoothie bars as competition. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A large international company, Chiquita Brands International, Inc. ("Chiquita"), is engaged in this market niche in certain geographic areas. Odwalla entered the Los Angeles market in September 1995 and is competing directly with Chiquita's products in that market and in Colorado. Chiquita and other major food and beverage companies are becoming more active in the Nourishing Beverage business. A decision by such companies to focus on the Company's existing markets or target markets could have a material adverse effect on the Company's business and results of operations. While the Company believes that it competes favorably with its competitors on factors such as quality, nutritional value, food safety, merchandising, service, sales and distribution, flavor categories, brand name recognition and loyalty, the Company's products are typically sold at prices higher than most other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

competing products. There can be no assurance that the Company will not experience competitive pricing pressure that could adversely affect its results of operations.

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

        GOVERNMENT REGULATION. The production and sales of the Company's beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA. In August, 1997, the FDA outlined their long term strategy for regulation of the fresh juice industry in their Notice of Intent. The FDA intends to mandate HACCP for the fresh juice industry as it has done in the meat, fish and poultry industries. As an interim measure, the FDA recommended that, in the absence of a HACCP plan, fresh juice companies should place warning labels on unpasteurized juice. Because the Company's products are produced at its Dinuba production facility under a HACCP plan with validated critical control points, Odwalla believes it is already in full compliance with the FDA's proposed regulations. The Company does not anticipate significant additional costs associated with FDA regulatory compliance.

        In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances. Operations of the Company are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. The Company believes that it presently complies in all material respects with the foregoing laws and regulations, although there can be no assurance that future compliance with such laws or regulations will not have a material adverse effect on the Company's results of operations or financial condition. The Company has not incurred any significant costs in complying with environmental laws.

        PRODUCT LIABILITY. Since the Company's 100% fresh squeezed citrus products and certain other citrus-based products are not pasteurized, nuclearly irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall associated with the E. coli O157:H7 bacteria, the Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such past claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim or claims associated with the Recall will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business and results of operations. The Company currently maintains $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim related to the Recall or otherwise. See Part II "Item 1. Legal Proceedings."

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against the
Company:

        1. The Beverly Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on December 3, 1996. The Federal case was dismissed and a companion case was filed in King County Superior Court and has a trial date of March 29, 1999.

        2. The Cate Case: A personal injury case filed in Sonoma Superior Court on October 27, 1997. It has not been served on the Company. The Company is currently negotiating a settlement.

        3. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, Santa Clara, California on June 2, 1997 and served on June 16, 1997. There is no trial date currently set.

        4. The Eronc Case: A personal injury case filed in San Mateo Superior Court on September 30, 1997 and served on December 23, 1997. There is no trial date set.

        5. The Hiatt Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case is set for trial on September 22, 1998.

        6. The Dimock Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case has a trial date of June 7, 1999.

        7. The Berman Case: A personal injury lawsuit filed in the King County Superior Court and served on or about September 20, 1997. The case is set for trial on February 8, 1999.

        8. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997. There is no trial date and Odwalla has filed a motion to dismiss and transfer the case to British Columbia.

        9. The Shaffer Case: A personal injury lawsuit filed in King County Superior Court and served on or about October 13, 1997. The case is set for trial on March 8, 1999.

        10.The Wright Case: A personal injury case being filed in King County
           Superior Court. There is no trial date.

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

        The following personal injury claims and legal proceedings have been settled:

        1. The Maris Case: A personal injury case in Denver District Court filed on or about November 3, 1997 and served on November 18, 1997.

        2. The Starmack Case: A personal injury lawsuit filed in San Diego County Superior Court, San Diego, California on January 3, 1997 and served on January 24, 1997. The case was settled on December 22, 1997.

        3. The Kim Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, served on November 15, 1996 and settled on January 9, 1997.

        4. The Webb Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, served on December 9, 1996 and settled on January 9, 1997.

        5. The Azizi Case: A personal injury lawsuit filed in Alameda County Superior Court, Alameda, California and served on November 20, 1996 and settled on March 25, 1997.

        6. The Ishida/Peterson Case: A class action lawsuit filed in King County Superior Court, Seattle, Washington and served on November 12, 1996 and settled on April 29, 1997.

        7. The Ali Case: A personal injury lawsuit filed in Los Angeles County Superior Court, Los Angeles, California on October 10, 1997 and served on October 27, 1997. This case settled on November 20, 1997.

        8. The Curtis Case: A class action lawsuit filed in the United States District Court, Western District of Washington and served on November 15, 1996. On July 7, 1997, the United States District Court denied the plaintiffs' motion for class certification. On November 20, 1997, the Court granted the plaintiffs motion to dismiss the case without prejudice.

        9. The Fisher Case: A personal injury case filed in Los Angeles Superior Court in November, 1997 was settled on November 19, 1997.

        10.The Litchmann Case: A personal injury case being filed in Los
           Angeles County Superior Court. The case was dismissed in December
           1997.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS

        Exhibit 11.1 -  Statement of Computation of Per Share Earnings
        Exhibit 27.1 -  Financial Data Schedule

        B. REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended November 29, 1997.

                                       SIGNATURE


        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ODWALLA, INC.
                                        (Registrant)




Date: January 12, 1998                  By:  /s/  D. STEPHEN C. WILLIAMSON
                                           -------------------------------
                                           D. Stephen C. Williamson
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date: January 12, 1998                  By:  /s/  JAMES R. STEICHEN
                                           ------------------------
                                           James R. Steichen
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)