Form 10-Q
period 1998-02-28
ODWALLA INC
filed 1998-04-14
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                 [LOGO GRAPHIC]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

         California                                     77-0096788
---------------------------------            -------------------------------
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

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Stock, no par value                            5,047,169 shares
 --------------------------                            ----------------
           (Class)                               (Outstanding at April 3, 1998)

                                                                         [LOGO]

                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998


                                      INDEX

                                                                          PAGE
                                                                          ----

PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of August 31, 1997
               and February 28, 1998...................................      3

               Consolidated Statements of Operations for the three month
               and thirteen week periods ended February 28, 1997 and 1998 and the six month and twenty-six week periods ended
               February 28, 1997 and 1998..............................      4

               Consolidated Statements of Cash Flows for the six month
               and twenty-six week periods ended February 28, 1997
               and 1998 ...............................................      5

               Notes to Consolidated Financial Statements..............      6

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................      8

Part II.  Other Information

    Item 1.    Legal Proceedings.......................................     18

    Item 6.    Exhibits and Reports on Form 8-K........................     20

                                                                          [LOGO]

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        AUGUST 31,   FEBRUARY 28,
                                                                             1997           1998
                                                                         --------       --------
Current assets
    Cash and cash equivalents                                            $  2,217       $  2,388
    Short term investments                                                  1,008             --
    Trade accounts receivable, less allowance for doubtful
       accounts of $592 and $530                                            4,610          4,922
    Inventories (Note 2)                                                    3,910          3,532
    Refundable income taxes                                                   660             --
    Prepaid expenses and other                                                730            818
    Deferred tax assets                                                     1,095          1,129
                                                                         --------       --------
          Total current assets                                             14,230         12,789
                                                                         --------       --------

Plant, property and equipment, net (Note 3)                                13,875         13,268
                                                                         --------       --------

Other assets
    Officer and shareholder loans                                             117            114
    Excess of cost over net assets acquired, net                            1,333          1,280
    Covenants not to compete, net                                             738            670
    Deferred tax assets                                                       410            410
    Other                                                                     303            301
                                                                         --------       --------
          Total other assets                                                2,901          2,775
                                                                         --------       --------
Total assets                                                             $ 31,006       $ 28,832
                                                                         ========       ========

Current liabilities
    Accounts payable                                                     $  5,395       $  4,658
    Accrued payroll and related items                                       1,263          1,193
    Line of credit                                                          2,014          2,025
    Other accruals                                                          3,947          3,076
    Current maturities of capital lease obligations                           212            214
    Current maturities of long-term debt                                       99              9
                                                                         --------       --------
          Total current liabilities                                        12,930         11,175

Capital lease obligations, less current maturities                            162             58
Long-term debt, less current maturities                                       262            260
Other                                                                          17             17
                                                                         --------       --------
Total liabilities                                                          13,371         11,510
                                                                         --------       --------

Contingencies (Note 5)

Shareholders' equity
    Preferred stock, no par value, shares authorized, 5,000,000;
       no shares issued and outstanding
    Common stock, no par value, shares authorized, 15,000,000; shares
       issued and outstanding, 5,024,000 and 5,047,000                     29,310         29,445
    Retained earnings (deficit)                                           (11,675)       (12,123)
                                                                         --------       --------
Total shareholders' equity                                                 17,635         17,322
                                                                         --------       --------
Total liabilities and shareholders' equity                               $ 31,006       $ 28,832
                                                                         ========       ========

           See accompanying notes to consolidated financial statements

                                                                          [LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE       THIRTEEN            SIX     TWENTY-SIX
                                             MONTHS          WEEKS         MONTHS          WEEKS
                                              ENDED          ENDED          ENDED          ENDED
                                       FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                               1997           1998           1997           1998
                                           --------       --------       --------       --------

Net sales                                  $ 11,256       $ 14,192       $ 25,357       $ 28,342

Cost of sales                                 6,427          7,243         13,431         14,353
                                           --------       --------       --------       --------

    Gross profit                              4,829          6,949         11,926         13,989
                                           --------       --------       --------       --------

Operating expenses
    Sales and distribution                    5,331          4,804         11,570          9,560
    Marketing                                   743            686          1,421          1,254
    General and administrative                2,205          1,808          4,326          3,648
    Recall and related costs (Note 5)           102             --          3,942             --
                                           --------       --------       --------       --------

          Total operating expenses            8,381          7,298         21,259         14,462
                                           --------       --------       --------       --------

Loss from operations                         (3,552)          (349)        (9,333)          (473)

Other (expense) income
    Interest income (expense), net               56            (50)           137           (111)
    Other                                         4             84             (1)            68
                                           --------       --------       --------       --------

Loss before income taxes                     (3,492)          (315)        (9,197)          (516)

Income tax benefit                              450             41          1,310             67
                                           --------       --------       --------       --------

Net loss                                   $ (3,042)      $   (274)      $ (7,887)      $   (449)
                                           ========       ========       ========       ========

Net loss per common share                  $  (0.61)      $  (0.05)      $  (1.59)      $  (0.09)
                                           ========       ========       ========       ========

Weighted average common shares
   outstanding                                4,976          5,047          4,967          5,040
                                           ========       ========       ========       ========


           See accompanying notes to consolidated financial statements

                                                                          [LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX        TWENTY-SIX
                                                               MONTHS             WEEKS
                                                                ENDED             ENDED
                                                         FEBRUARY 28,      FEBRUARY 28,
                                                                 1997              1998
                                                              -------           -------
Cash flows from operating activities
   Net loss                                                   $(7,887)          $  (449)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                           1,072             1,164
        Deferred taxes                                         (1,310)              (35)
        (Gain) loss from sale of assets                            13               (80)
        Changes in assets and liabilities
          Trade accounts receivable                             1,019              (312)
          Inventories                                            (459)              378
          Refundable income taxes                                  --               660
          Prepaid expenses and other current assets               356               (87)
          Other noncurrent assets                                  46                (4)
          Accounts payable                                       (275)             (736)
          Accrued payroll and related items                       253               (70)
          Other accrued liabilities                               832              (871)
          Income taxes payable                                   (203)               --
                                                              -------           -------
Net cash used in operating activities                          (6,543)             (442)
                                                              -------           -------

Cash flows from investing activities
   Capital expenditures                                        (2,196)             (453)
   Proceeds from sale of assets                                    28               106
   Proceeds from short-term investments, net                    5,021             1,008
                                                              -------           -------
Net cash provided by (used in) investing activities             2,853               661
                                                              -------           -------

Cash flows from financing activities
   Principal payments under long-term debt                       (120)              (92)
   Net borrowings under line of credit                             --                11
   Payments of obligations under capital leases                  (113)             (103)
   Sale of common stock                                           161               136
                                                              -------           -------
Net cash provided by (used in) financing activities               (72)              (48)
                                                              -------           -------
Net increase (decrease) in cash and cash equivalents           (3,762)              171

Cash and cash equivalents, beginning of period                  5,975             2,217
                                                              -------           -------
Cash and cash equivalents, end of period                      $ 2,213           $ 2,388
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

    Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary (the "Company") at February 28, 1998 and the related consolidated statements of operations and of cash flows for each of the three-month and thirteen-week periods and the six-month and twenty-six week periods ended February 28, 1997 and 1998 have not been audited by independent accountants. However, in the opinion of management, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 31, 1997 appearing in the Company's 1997 Annual Report on Form 10-K.

2.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                   August 31,  February 28,
                                                        1997           1998
                                                    --------      ---------
        Raw materials                               $  2,657      $   2,486
        Packaging supplies and other                     420            424
        Inventory deposits                               329            226
        Finished product                                 504            396
                                                    --------      ---------

        Total                                       $  3,910      $   3,532
                                                    ========      =========

3.      PLANT, PROPERTY AND EQUIPMENT

        Plant, property and equipment consist of the following (in thousands):

                                                   August 31,  February 28,
                                                        1997           1998
                                                    --------      ---------
        Land                                        $  1,046      $   1,046
        Buildings and building improvements            7,097          7,163
        Leasehold improvements                         2,441          2,441
        Machinery and equipment                        6,612          6,940
        Vehicles                                         530            532
        Other                                          2,667          2,553
                                                    --------      ---------
                                                      20,393         20,675
        Less accumulated depreciation and
           amortization                               (6,518)        (7,407)
                                                    --------      ---------

        Plant, property and equipment, net          $ 13,875      $  13,268
                                                    ========      =========

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.      EARNINGS PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings Per Share. FAS 128 establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company adopted the provisions of FAS 128 for the quarter ending February 28, 1998. The adoption of FAS 128 did not have any impact on other periods presented as the Company has no dilutive common stock equivalents due to the net loss reported for all periods presented.

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

        To date, there have been twenty personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Twelve of these claims and proceedings have been settled. In addition, other claims for damages resulting from the Recall were presented to the Company's insurance carrier and almost all of those claims have been settled. In addition, two personal injury legal proceedings have been filed against the Company seeking monetary damages and other relief relating to alleged product consumption prior to the Recall. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate.

        In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company is unable to predict the outcome of the investigation.

        The Company incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash-pasteurization process. Total Recall and related costs incurred in fiscal 1997 were $6,518,000, including the $3,942,000 recorded as of February 28, 1997. The Company will continue to assess whether additional costs should be recorded. No additional costs were recorded for the twenty-six weeks ended February 28, 1998.

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

OVERVIEW

        Odwalla is the leading supplier of fresh-squeezed and nutritionally fortified juices and smoothies in the western United States. The Company also supplies all-natural meal replacement beverages and geothermal natural spring water. These products compose what the Company calls "Nourishing Beverages." The Company's Nourishing Beverages provide the consumer with easy access to natural, great tasting nutrition. The Company believes that its Nourishing Beverages appeal to many consumers because of the superior taste of fresh and minimally processed beverages and the greater nutritional value of Nourishing Beverages compared to juice from concentrate or with artificial flavors. Except for its 100% fresh squeezed citrus line, all of Odwalla's juices are flash-pasteurized. These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas, Illinois, Arizona and Michigan.

        The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants. Net sales are net of product returns and allowances. The Company sells products to most of its trade partners on a guaranteed basis and takes back expiring or expired product for credit. The Company's net sales grew from $35.9 million in fiscal 1995 to $59.2 million in fiscal 1996 and, despite the significant impact of the Recall, were $52.6 million in fiscal 1997. During the first half of fiscal 1998, net sales increased 12% from the first six months last year; sales in the second quarter of fiscal 1998 were up 26% compared to the same quarter last year. The Company's growth and sales strength has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. The Company believes that its sales have been positively affected, both through growth and through a return to near pre-Recall levels, by continued strong support for the Company's brand and products, new product innovation, including a new category, and better placement on store shelves.

        A significant portion of the Company's cost of sales is the cost of raw materials. Although a portion of the cost of certain purees and other raw materials is fixed on an annual basis, the majority of the Company's fresh fruit and vegetable purchases and other key ingredients are made on the open market. Consequently, the Company is subject to wide fluctuations in prices for the fruits, vegetables and other nutritious products and ingredients it purchases.

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

        On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. In December 1996, Odwalla reintroduced all apple juice-based products to the market and, in October 1997, reintroduced its carrot product. Although the Company experienced a significant reduction in sales following the Recall, as of February 28, 1998, the Company's sales have returned to near their pre-Recall level.

        To date, there have been twenty personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Twelve of these claims and proceedings have been settled. In addition, other claims for damages resulting from the Recall were presented to the Company's insurance carrier and almost all of those claims have been settled. In addition, two personal injury legal proceedings have been filed against the Company seeking monetary damages and other relief relating to alleged product consumption prior to the Recall. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate. In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company is unable to predict the outcome of the investigation. The response to the legal proceedings and the grand jury investigation has required a significant amount of management time and has caused the Company to incur significant legal fees. The Company expects these matters will continue to require significant management time in the future.

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

        When reviewing the results of operations for the three-month and thirteen-week periods and the six-month and twenty-six week periods ended February 28, 1997 and 1998, it is important to note that the months of September and October, 1996 continued the net sales growth trend that the Company had reported in fiscal 1996 and positively impacted the results of operations for the first half of fiscal 1997.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net sales, certain statements of operations data for the three-month and thirteen-week periods and the six-month and twenty-six week periods ended February 28, 1997 and 1998. These operating results are not necessarily indicative of the results for any future period.

                                                  THREE       THIRTEEN            SIX     TWENTY-SIX
                                                 MONTHS          WEEKS         MONTHS          WEEKS
                                                  ENDED          ENDED          ENDED          ENDED
                                           FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                                   1997           1998           1997           1998
                                                -------        -------        -------        -------
Net sales                                         100.0%         100.0%         100.0%         100.0%
Cost of sales                                      57.1           51.0           53.0           50.6
                                                -------        -------        -------        -------
Gross margin                                       42.9           49.0           47.0           49.4
                                                -------        -------        -------        -------
Operating expenses
  Sales and distribution                           47.4           33.8           45.6           33.7
  Marketing                                         6.6            4.8            5.6            4.4
  General and administrative                       20.5           12.8           17.5           12.9
  Recall and related costs                          0.0            0.0           15.1            0.0
                                                -------        -------        -------        -------
Loss from operations                              (31.6)          (2.4)         (36.8)          (1.6)
Interest and other income (expense), net            0.5            0.2            0.5           (0.2)
Income tax benefit                                  4.0            0.3            5.2            0.2
                                                -------        -------        -------        -------
Net loss                                          (27.0)%         (1.9)%        (31.1)%         (1.6)%
                                                =======        =======        =======        =======

THIRTEEN WEEKS ENDED FEBRUARY 28, 1998 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1997

        NET SALES. Net sales for the second quarter of fiscal 1998 increased 26.1% to $14.2 million compared to $11.3 million in the second quarter of fiscal 1997. Net sales of the Company's Nourishing Beverage products, which increased 29% from the prior year quarter, were offset by a slight decline in peel and by-product sales. Nourishing Beverage products are sold to third party distributors at a lower price than to retail trade partners, as the third party distributors incur the distribution costs. As the Company expands the use of such distributors, net sales growth comparisons to fiscal 1997 may be slightly impacted due to this difference. The Company believes that the increase from the second quarter in fiscal 1997 demonstrates strength of the brand in existing markets despite the impact of the Recall and, particularly in some markets, the negative impact of news media. In the second quarter, the growth in sales from the prior year by geographic region was most significant in the newest markets and in the more established markets that were most impacted in the second quarter of fiscal 1997. However, sales volume

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

has not returned to pre-Recall levels and the Company is unable to determine when sales will return to such levels.

        COST OF SALES. Cost of sales increased to $7.2 million in the second quarter of fiscal 1998 compared to $6.4 million for the same period during fiscal 1997. Gross margin as a percentage of net sales was 49.0% in the second quarter of fiscal 1998, an increase from 42.9% when compared to the second quarter of fiscal 1997. Gross margin increased primarily due to (a) more favorable fruit pricing and yield, (b) decreases in labor and operating expenses as a percentage of net sales resulting from process changes and the cost of plant improvements since the second quarter of fiscal 1997, offset to some extent by (c) an increase in product returns, and (d) the change from two-sided to three-sided labels on many of the Company's products.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $4.8 million in the second quarter of fiscal 1998 compared to $5.3 million in the second quarter of fiscal 1997, and decreased as a percentage of net sales to 33.8% from 47.4% last year (which was the highest quarterly rate in fiscal
1997). The reduction, in both absolute dollars and as a percentage of net sales, results from consolidation of certain distribution operations and geographic responsibilities, sales route restructuring, selective use of third party distributors, and other cost control measures implemented late last year. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels.

        MARKETING. Marketing expenses decreased to $686,000 in the second quarter of fiscal 1998 compared to $743,000 in the second quarter of fiscal 1997, and decreased as a percentage of net sales. Marketing activities in the second quarter of fiscal 1998 included advertising the seasonal introduction of tangerine juice and the launch of a new product. Marketing expenses are expected to increase in absolute dollars and as a percentage of net sales in the second half of fiscal 1998, partly due to advertising and the launch of a new product, as the Company works to reinforce the existing consumer base and attract new consumers to the brand and Nourishing Beverages, expand outside communications, develop and launch new products, and expand consumer research, although there can be no assurance that an increase will occur.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.8 million in the second quarter of fiscal 1998 from $2.2 million in the second quarter of fiscal 1997, and decreased as a percentage of net sales. The change was primarily due to a decrease in payroll and credit and collection costs. The Company does not expect general and administrative costs for the remaining two quarters of fiscal 1998 to increase significantly in absolute dollars when compared to the second quarter of fiscal 1998. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth and will continue to incur legal fees not directly related to the Recall in excess of fiscal 1997 levels.

        RECALL AND RELATED COSTS. Recall and related costs were $102,000 in the second quarter of fiscal 1997. This total represents the costs directly associated with the Recall. In the fourth quarter of fiscal 1997, changes in recall related matters and further analysis of the Company's claim for business losses resulting from the Recall indicated that significant additional professional fees were expected to be incurred. Accordingly, the Company recorded a $2.2 million charge to operations to establish a liability for future professional fees related to the Recall. However, there can be no assurance that the actual liability established is adequate. At the end of the second quarter of fiscal 1998, the Company determined that no further adjustment to this liability was necessary at this time. However, the Company will continue to assess this liability and will make appropriate adjustments if circumstances change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest and other income of $34,000 in the second quarter of fiscal 1998 compared to $60,000 in the second quarter last year. Other income in this quarter results from the sale of excess equipment. The net interest expense in fiscal 1998 results primarily from borrowings under the line of credit and other existing debt; the net interest income in fiscal 1997 resulted from investment income offset slightly by the interest expense of debt prior to the line of credit.

        INCOME TAX EXPENSE (BENEFIT). The $41,000 income tax benefit for the second quarter of fiscal 1998 and the $450,000 income tax benefit for the second quarter of fiscal 1997 result from the tax benefits associated with operating losses. The effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company has provided the valuation allowance for a portion of its net deferred tax assets due to uncertainty as to the ultimate realization of such assets. The Company will continue to assess the valuation allowance as additional information regarding the Company's future profitability is available.

TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1997

        NET SALES. Net sales for the first half of fiscal 1998 increased 11.8% to $28.3 million compared to $25.4 million in the first half of fiscal 1997. Net sales of the Company's Nourishing Beverage products, which increased 13% from the same period last year, were offset by a small decline in peel and by-product sales. Nourishing Beverage products are sold to third party distributors at a lower price than to retail trade partners, as the third party distributors incur the distribution costs. The Company believes that the increase from the first half in fiscal 1997, which included two of the highest sales months in the Company's history, demonstrates strength of the brand in existing markets despite the impact of the Recall and the negative impact of news media. However, sales volume has not returned to pre-Recall levels and the Company is unable to determine when sales will return to such levels.

        COST OF SALES. Cost of sales increased to $14.4 million in the first half of fiscal 1998 compared to $13.4 million for the same period during fiscal 1997. Gross margin as a percentage of net sales was 49.4% in the first half of fiscal 1998, an increase from 47.0% during the first half of fiscal 1997. Gross margin increased primarily due to (a) more favorable fruit pricing and yield,
(b) decreases in operating expenses as a percentage of net sales resulting from process changes and the cost of plant improvements since the first half of fiscal 1997, offset to some extent by (c) an increase in product returns, and
(d) the change from two-sided to three-sided labels on many of the Company's products.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $9.6 million in the first half of fiscal 1998 compared to $11.6 million in the first half of fiscal 1997, and decreased as a percentage of net sales to 33.7% from 45.6% last year and 37.3% in the fourth quarter of fiscal 1997. The reduction, in both absolute dollars and as a percentage of net sales, results from consolidation of certain distribution operations and geographic responsibilities, sales route restructuring, selective use of third party distributors, and other cost control measures implemented in fiscal 1997.

        MARKETING. Marketing expenses decreased to $1.2 million in the first half of fiscal 1998 compared to $1.4 million in the first half of fiscal 1997, and decreased as a percentage of net sales. Marketing activities in the first half of fiscal 1998 included reintroduction of the Company's carrot product, with minimal outside resources, advertising the seasonal introduction of tangerine juice and the launch of a new product. Marketing expenses are expected to increase in absolute dollars and as a percentage of net sales in the second half of fiscal 1998, partly due to advertising and the launch of a new product, as the Company works to reinforce the existing consumer base and attract new consumers to the brand and Nourishing Beverages, expand outside communications, develop and launch new products, and expand consumer research, although there can be no assurance that an increase will occur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

        GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $3.6 million in the first half of fiscal 1998 from $4.3 million in the first half of fiscal 1997, and decreased as a percentage of net sales. The change was primarily due to a decrease in payroll and outside professional services. The Company does not expect general and administrative costs for the remaining two quarters of fiscal 1998 to increase significantly in absolute dollars when compared to the first half of fiscal 1998. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth and will continue to incur legal fees not directly related to the Recall in excess of fiscal 1997 levels.

        RECALL AND RELATED COSTS. Recall and related costs were $3.9 million in the first half of fiscal 1997. This total represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and obsolete packaging supplies; costs of leased equipment in excess of volume requirements; costs of reformulating products; and costs associated with the flash-pasteurization process. In the fourth quarter of fiscal 1997, changes in Recall related matters and further analysis of the Company's claim for business losses resulting from the Recall indicated that significant additional professional fees were expected to be incurred. Accordingly, the Company recorded a $2.2 million charge to operations to establish a liability for future professional fees related to the Recall. However, there can be no assurance that the actual liability established is adequate. The Company determined that no further adjustment to this liability was necessary at February 28, 1998. However, the Company will continue to assess this liability and will make appropriate adjustments if circumstances change.

        INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest and other expense of $43,000 in the first half of fiscal 1998 compared to net interest and other income of $136,000 in the first half last year. Other income in fiscal 1998 includes $80,000 from the sale of excess equipment. The net interest expense in fiscal 1998 results primarily from borrowings under the line of credit and other existing debt; the net interest income in fiscal 1997 resulted from investment income offset slightly by the interest expense of debt prior to the line of credit.

        INCOME TAX EXPENSE (BENEFIT). The $67,000 income tax benefit for the first half of fiscal 1998 and the $1.3 million income tax benefit for the first half of fiscal 1997 results from the tax benefit associated with the operating loss. The effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company has provided the valuation allowance for a portion of its net deferred tax assets due to uncertainty as to the ultimate realization of such assets. The Company will continue to assess the valuation allowance as additional information regarding the Company's future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

        At February 28, 1998, the Company had working capital of $1.6 million compared to working capital of $1.3 million at August 31, 1997. The increase resulted primarily from cash flow from investing activities. At February 28, 1998, the Company had cash, cash equivalents and short term investments of $2.4 million compared to $3.2 million at August 31, 1997.

        Net cash used in operating activities for the twenty-six weeks ended February 28, 1998 was $442,000. This consisted of the net loss plus depreciation and amortization, decreases in refundable income taxes and inventory offset by increases in accounts receivable and decreases in accounts payable and other accrued expenses. Net cash provided by investing activities for the twenty-six weeks was $661,000, consisting primarily of sale of short-term investments and excess assets offset by capital expenditures, primarily for production equipment at the Dinuba plant. Net cash used in financing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

activities for the twenty-six weeks was $48,000, consisting primarily of payments of long-term debt and capital lease obligations offset by the sale of common stock through the exercise of stock options.

        At February 28, 1998, the Company had $272,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. The Company obtained a $500,000 operating lease line for coolers in the second quarter of fiscal 1998 and the Company is currently exploring additional leasing or lease financing sources to obtain future commitments for computer equipment. There can be no assurance that the Company will be able to obtain such lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

        The Company currently believes that it has identified internal Year 2000 issues and is undertaking changes necessary to become Year 2000 compliant. This process is not expected to have a material impact on operations or future operating costs and is expected to be completed prior to calendar year 1999.

        The Company anticipates that the increased costs associated with recovering from the impact of the Recall may cause the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all.

        Based upon information currently available, the Company believes that its current borrowing capability under the Agreement and Loan Agreement will be adequate to meet its obligations as they become due through February 1999.

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

        The Company also uses third party distributors in certain geographic locations and for certain trade partners. This distribution channel, with merchandising support provided by the Company, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain relationships with trade partners. In fiscal 1998, expansion into the Chicago and Arizona markets began with the use of a third party distributor. Odwalla sells directly to the third party distributors under these arrangements. Third party distributors generally do not receive credit for unsold product.

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

        As with most agricultural products, supply and price of raw materials used by the Company can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, floods and other natural disasters, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. The Company is aware that the occurrence of significant El Nino conditions and other weather patterns may have an adverse effect on the prices and availability of selected agricultural products.

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

        COMPETITION. In a broad sense, the Company's products compete with all beverages available to consumers. The beverage market is highly competitive. It includes national, regional and local producers and distributors, many of whom have greater resources than the Company, and many of whom have shelf stable products that can be distributed with significantly less cost. The Company views its niche as easily accessed nourishing beverages in the super premium juice, emerging meal replacement beverage and bottled water categories. The Company believes its current direct competition in this market niche is from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers and nationally branded meal replacement beverage and premium bottled water producers. The Company also views juice and smoothie bars as competition. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A large international company, Chiquita Brands International, Inc. ("Chiquita"), is engaged in this market niche in certain geographic areas. Odwalla entered the Los Angeles market in September 1995 and is competing directly with Chiquita's products in that market and in Colorado. Chiquita and other major food and beverage companies are becoming more active in the Nourishing Beverage business. A decision by such companies to focus on the Company's existing markets or target markets could have a material adverse effect on the Company's business and results of operations. While the Company believes that it competes favorably with its competitors on factors such as quality, nutritional value, food safety, merchandising, service, sales and distribution, flavor categories, brand name recognition and loyalty, the Company's products are typically sold at prices higher than most other competing products. There can be no assurance that the Company will not experience competitive pricing pressure that could adversely affect its results of operations.

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

        3. The Hiatt Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case is set for trial on September 22, 1998.

        4. The Dimock Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case has a trial date of June 7, 1999.

        5. The Berman Case: A personal injury lawsuit filed in the King County Superior Court and served on or about September 20, 1997. The case is set for trial on February 8, 1999.

        6. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997. The case is set for trial in June, 1999.

        7. The Shaffer Case: A personal injury lawsuit filed in King County Superior Court and served on or about October 13, 1997. The case is set for trial on March 8, 1999.

        8. The Wright Case: A personal injury case being filed in King County Superior Court. There is no trial date.

        In addition, the Company has two additional proceedings allegedly arising out of product consumption prior to the Recall:

        1. The Fujita Case: A personal injury lawsuit filed in Alameda Superior Court. The case has no trial date and discovery has commenced.

        2. The Evonc Case: A personal injury case filed in San Mateo Superior Court on September 30, 1997 and served on December 23, 1997. The case is set for trial in August, 1998.

        The Company maintained commercial general liability insurance totaling $27,000,000 during the period including the Recall. The Company has notified its insurance carrier of these events. At this time, the Company is unable to determine the potential liability on all such lawsuits and claims.

        The following personal injury claims and legal proceedings have been settled:

        1. The Maris Case: A personal injury case in Denver District Court filed on or about November 3, 1997, served on November 18, 1997 and settled shortly thereafter.

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

        9. The Fisher Case: A personal injury case filed in Los Angeles Superior Court in November, 1997 was settled on November 19, 1997.

       10. The Litchmann Case: A personal injury case being filed in Los Angeles County Superior Court. The case was dismissed in December 1997.

       11. The Cate Case: A personal injury case filed in Sonoma Superior Court on October 27, 1997. The case was settled in March 1998 and dismissed.

       12. The Miller Case: A personal injury case filed in Alameda County Superior Court. The case was settled in March 1998 and dismissed.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS

        Exhibit 27.1 -  Financial Data Schedule

        B. REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended February 28, 1998.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ODWALLA, INC.
                                  ----------------------------------
                                  (Registrant)




Date:  April 13, 1998             By:  /s/  D. STEPHEN C. WILLIAMSON
                                     -------------------------------
                                     D. Stephen C. Williamson
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:  April 13, 1998             By:  /s/  JAMES R. STEICHEN
                                     -------------------------------
                                     James R. Steichen
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)