Form 10-Q
period 1998-05-30
ODWALLA INC
filed 1998-07-09
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                 [ODWALLA LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

            California                                    77-0096788
----------------------------------            ----------------------------------
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

                              Yes [X]    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, no par value                       5,048,619 shares
     --------------------------                       ----------------
            (Class)                             Outstanding at July 6, 1998)

                                  ODWALLA, INC.

                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 30, 1998


                                      INDEX

                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of August 31, 1997
             and May 30, 1998 ............................................     3

             Consolidated Statements of Operations for the three month
             and thirteen week periods ended May 31, 1997 and May 30, 1998 and the nine month and thirty-nine week periods ended
             May 31, 1997 and May 30, 1998 ...............................     4

             Consolidated Statements of Cash Flows for the nine month and
             thirty-nine week periods ended May 31, 1997 and May 30, 1998      5

             Notes to Consolidated Financial Statements ..................     6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................     8

Part II. Other Information

     Item 1. Legal Proceedings ...........................................    18

     Item 6. Exhibits and Reports on Form 8-K ............................    20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 ODWALLA, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   AUGUST 31,        MAY 30,
                                                                                     1997             1998
                                                                                   --------         --------
Current assets
     Cash and cash equivalents                                                     $  2,217         $  3,203
     Short term investments                                                           1,008               --
     Trade accounts receivable, less allowance for doubtful
         accounts of $592 and $566                                                    4,610            5,412
     Inventories (Note 2)                                                             3,910            2,711
     Refundable income taxes                                                            660               --
     Prepaid expenses and other                                                         730              757
     Deferred tax assets                                                              1,095            1,076
                                                                                   --------         --------
            Total current assets                                                     14,230           13,159
                                                                                   --------         --------

Plant, property and equipment, net (Note 3)                                          13,875           12,994
                                                                                   --------         --------

Other assets
     Officer and shareholder loans                                                      117              113
     Excess of cost over net assets acquired, net                                     1,333            1,252
     Covenants not to compete, net                                                      738              636
     Deferred tax assets                                                                410              438
     Other                                                                              303              275
                                                                                   --------         --------
            Total other assets                                                        2,901            2,714
                                                                                   --------         --------
Total assets                                                                       $ 31,006         $ 28,867
                                                                                   ========         ========
Current liabilities
     Accounts payable                                                              $  5,395         $  4,674
     Accrued payroll and related items                                                1,263            1,365
     Line of credit                                                                   2,014            2,017
     Other accruals                                                                   3,947            2,850
     Current maturities of capital lease obligations                                    212              197
     Current maturities of long-term debt                                                99                5
                                                                                   --------         --------
            Total current liabilities                                                12,930           11,108

Capital lease obligations, less current maturities                                      162               22
Long-term debt, less current maturities                                                 262              258
Other                                                                                    17               17
                                                                                   --------         --------
Total liabilities                                                                    13,371           11,405
                                                                                   --------         --------

Contingencies (Note 5)

Shareholders' equity
     Preferred stock, no par value, shares authorized, 5,000,000; no shares issued and outstanding
     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 5,024,000 and 5,047,000                             29,310           29,445
     Retained earnings (deficit)                                                    (11,675)         (11,983)
                                                                                   --------         --------
Total shareholders' equity                                                           17,635           17,462
                                                                                   --------         --------
Total liabilities and shareholders' equity                                         $ 31,006         $ 28,867
                                                                                   ========         ========


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE        THIRTEEN         NINE        THIRTY-NINE
                                             MONTHS         WEEKS         MONTHS         WEEKS
                                             ENDED          ENDED         ENDED          ENDED
                                            MAY 31,        MAY 30,        MAY 31,        MAY 30,
                                             1997           1998           1997           1998
                                           --------       --------       --------       --------
Net sales                                  $ 13,685       $ 15,446       $ 39,043       $ 43,788

Cost of sales                                 7,119          7,472         20,550         21,826
                                           --------       --------       --------       --------

    Gross profit                              6,566          7,974         18,493         21,962
                                           --------       --------       --------       --------

Operating expenses
    Sales and distribution                    5,403          5,193         16,972         14,753
    Marketing                                   782            664          2,203          1,918
    General and administrative                2,086          1,898          6,414          5,545
    Recall and related costs (Note 5)           411             --          4,352             --
                                           --------       --------       --------       --------

            Total operating expenses          8,682          7,755         29,941         22,216
                                           --------       --------       --------       --------

Income (loss) from operations                (2,116)           219        (11,448)          (254)

Other income (expense)
    Interest income (expense), net               13            (46)           158           (157)
    Other                                        10             (8)             1             60
                                           --------       --------       --------       --------

Income (loss) before income taxes            (2,093)           165        (11,289)          (351)

Income tax expense (benefit)                   (273)            25         (1,584)           (42)
                                           --------       --------       --------       --------

Net income (loss)                          $ (1,820)      $    140       $ (9,705)      $   (309)
                                           ========       ========       ========       ========

Net income (loss) per common
    share (Note 4)                         $  (0.36)      $   0.03       $  (1.95)      $  (0.06)
                                           ========       ========       ========       ========

Weighted average common shares
   outstanding                                4,993          5,047          4,976          5,043
                                           ========       ========       ========       ========


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE       THIRTY-NINE
                                                           MONTHS         WEEKS
                                                           ENDED          ENDED
                                                           MAY 31,       MAY 30,
                                                            1997          1998
                                                           -------       -------
Cash flows from operating activities
   Net loss                                                $(9,705)      $  (309)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                       1,641         1,721
         Deferred taxes                                     (1,583)           (9)
         (Gain) loss from sale of assets                        13           (80)
         Changes in assets and liabilities
            Trade accounts receivable                          409          (801)
            Inventories                                       (352)        1,198
            Refundable income taxes                             --           660
            Prepaid expenses and other current assets         (107)          (27)
            Other noncurrent assets                             36            21
            Accounts payable                                   698          (721)
            Accrued payroll and related items                  586           102
            Other accrued liabilities                        1,188        (1,098)
            Income taxes payable                              (203)           --
                                                           -------       -------
Net cash (used in) provided by operating activities         (7,379)          657
                                                           -------       -------

Cash flows from investing activities
   Capital expenditures                                     (2,536)         (672)
   Proceeds from sale of assets                                 28           106
   Proceeds from short-term investments, net                 5,031         1,008
                                                           -------       -------
Net cash provided by investing activities                    2,523           442
                                                           -------       -------

Cash flows from financing activities
   Principal payments under long-term debt                    (142)          (98)
   Net borrowings under line of credit                       1,986             4
   Payments of obligations under capital leases               (162)         (155)
   Sale of common stock                                        484           136
                                                           -------       -------
Net cash provided by (used in) financing activities          2,166          (113)
                                                           -------       -------

Net increase (decrease) in cash and cash equivalents        (2,690)          986

Cash and cash equivalents, beginning of period               5,975         2,217
                                                           -------       -------

Cash and cash equivalents, end of period                   $ 3,285       $ 3,203
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

     Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary (the "Company") at May 30, 1998 and the related consolidated statements of operations and of cash flows for each of the three-month and thirteen-week periods and the nine-month and thirty-nine week periods ended May 31, 1997 and May 30, 1998 have not been audited by independent accountants. However, in the opinion of management, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 31, 1997 appearing in the Company's 1997 Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                           August 31,    May 30,
                                              1997        1998
                                           ---------   ---------
          Raw materials                     $2,657      $1,770
          Packaging supplies and other         420         354
          Inventory deposits                   329         223
          Finished product                     504         364
                                            ------      ------

          Total                             $3,910      $2,711
                                            ======      ======

3.       PLANT, PROPERTY AND EQUIPMENT

         Plant, property and equipment consist of the following (in thousands):

                                                              August 31,      May 30,
                                                                1997           1998
                                                              --------       --------
          Land                                                $  1,046       $  1,046
          Buildings and building improvements                    7,097          7,186
          Leasehold improvements                                 2,441          2,482
          Machinery and equipment                                6,612          6,964
          Vehicles                                                 530            538
          Other                                                  2,667          2,679
                                                              --------       --------
                                                                20,393         20,895
          Less accumulated depreciation and amortization        (6,518)        (7,901)
                                                              --------       --------

          Plant, property and equipment, net                  $ 13,875       $ 12,994
                                                              ========       ========

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.       EARNINGS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("FAS 128"), Earnings Per Share. FAS 128 establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company adopted the provisions of FAS 128 for the quarter ending February 28, 1998. The adoption of FAS 128 did not have any impact on other periods presented as the Company has no dilutive common stock equivalents.

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

         To date, there have been twenty-one personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seventeen of these claims and proceedings have been settled. In addition, other claims for damages resulting from the Recall were presented to the Company's insurance carrier and almost all of those claims have been settled. In addition, two personal injury legal proceedings have been filed against the Company seeking monetary damages and other relief relating to alleged product consumption prior to the Recall; one of those claims has been settled. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate.

         In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company is unable to predict the outcome of the investigation.

         The Company incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash-pasteurization process. Total Recall and related costs incurred in fiscal 1997 were $6,518,000, including the $4,352,000 recorded as of May 31, 1997. The Company will continue to assess whether additional costs should be recorded. No additional costs were recorded for the thirty-nine weeks ended May 30, 1998.

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

OVERVIEW

         Odwalla is the leading brand of fresh-squeezed and nutritionally fortified juices and smoothies in the United States. The Company also supplies all-natural meal replacement beverages and geothermal natural spring water. These products compose what the Company calls "Nourishing Beverages." The Company's Nourishing Beverages provide the consumer with easy access to natural, great tasting nutrition. The Company believes that its Nourishing Beverages appeal to many consumers because of the superior taste of fresh and minimally processed beverages and the greater nutritional value of Nourishing Beverages compared to juice from concentrate or with artificial flavors. Except for its 100% fresh squeezed citrus line, all of Odwalla's juices are flash-pasteurized. These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas, Illinois, Arizona, Michigan, Minnesota and the Washington, DC area.

         The Company's net sales are generated by sales to supermarkets, specialty retail stores, natural food stores, warehouse outlets and institutional food service trade partners, primarily restaurants. Net sales are net of product returns and allowances. The Company sells products to most of its trade partners on a guaranteed basis and takes back expiring or expired product for credit. During the first thirty-nine weeks of fiscal 1998, net sales increased 12% from the first nine months last year; sales in the third quarter of fiscal 1998 were up 13% compared to the same quarter last year. The Company's growth and sales strength has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. The Company believes that its sales have been positively affected, both through growth and through a return to near pre-Recall levels, by continued strong support for the Company's brand and products, new product innovation, including a new category, and better placement on store shelves.

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

         On October 30, 1996, the Company was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. The Company immediately implemented a recall of all Odwalla products containing apple juice. On October 31, 1996, Odwalla expanded the Recall to include its carrot and vegetable products because such products were processed on the same production line as the apple juice. In December 1996, Odwalla reintroduced all apple juice-based products to the market and, in October 1997, reintroduced its carrot product. Although the Company experienced a significant reduction in sales following the Recall, as of May 30, 1998, the Company's sales have returned to near their pre-Recall level.

         To date, there have been twenty-one personal injury claims and legal proceedings filed against the Company seeking monetary damages and other relief relating to the Recall. There has also been one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seventeen of these claims and proceedings have been settled. In addition, other claims for damages resulting from the Recall were presented to the Company's insurance carrier and almost all of those claims have been settled. In addition, two personal injury legal proceedings have been filed against the Company seeking monetary damages and other relief relating to alleged product consumption prior to the Recall; one of those claims has been settled. Settlement of these personal injury legal proceedings and claims was covered under the Company's insurance policy. At this time, the Company is unable to determine the potential liability from the remaining legal proceedings and claims. However, the Company believes its insurance coverage is adequate to cover such claims and legal proceedings, but there can be no assurance that the remaining coverage will be adequate. In early 1997, the Company was informed that it is the subject of a federal grand jury investigation concerning events of 1996 and before, including the E. coli O157:H7 incident. The Company has responded to a subpoena and is cooperating fully with the government. At this time, the Company is unable to predict the outcome of the investigation. The response to the legal proceedings and the grand jury investigation has required a significant amount of management time and has caused the Company to incur significant legal fees. The Company expects these matters will continue to require significant management time in the future.

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

         When reviewing the results of operations for the three-month and thirteen-week periods and the nine-month and thirty-nine week periods ended May 31, 1997 and May 30, 1998, it is important to note that the months of September and October, 1996 continued the net sales growth trend that the Company had reported in fiscal 1996 and positively impacted the results of operations for the first nine months of fiscal 1997.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain statements of operations data for the three-month and thirteen-week periods and the nine-month and thirty-nine week periods ended May 31, 1997 and May 30, 1998. These operating results are not necessarily indicative of the results for any future period.

                                               THREE        THIRTEEN       NINE       THIRTY-NINE
                                               MONTHS         WEEKS       MONTHS         WEEKS
                                               ENDED          ENDED       ENDED          ENDED
                                               MAY 31,       MAY 30,      MAY 31,       MAY 30,
                                                1997          1998         1997          1998
                                              --------      --------     --------      --------
Net sales                                        100.0%        100.0%       100.0%        100.0%
Cost of sales                                     52.0          48.4         52.6          49.8
                                              --------      --------     --------      --------
Gross margin                                      48.0          51.6         47.4          50.2
                                              --------      --------     --------      --------
Operating expenses
   Sales and distribution                         39.5          33.6         43.5          33.7
   Marketing                                       5.7           4.3          5.6           4.4
   General and administrative                     15.3          12.3         16.5          12.7
   Recall and related costs                        3.0           0.0         11.1           0.0
                                              --------      --------     --------      --------
Income (loss) from operations                    (15.5)          1.4        (29.3)         (0.6)
Interest and other (income) expense, net          (0.2)          0.4         (0.3)          0.2
Income tax expense (benefit)                      (2.0)          0.1         (4.1)         (0.1)
                                              --------      --------     --------      --------
Net income (loss)                                (13.3)%         0.9%       (24.9)%        (0.7)%
                                              ========      ========     ========      ========

THIRTEEN WEEKS ENDED MAY 30, 1998 COMPARED TO THE THREE MONTHS ENDED MAY 31,
1997

         NET SALES. Net sales for the third quarter of fiscal 1998 increased 12.9% to $15.4 million compared to $13.7 million in the third quarter of fiscal 1997. Net sales of the Company's Nourishing Beverage products were offset by a slight decline in peel and by-product sales. Nourishing Beverage products are sold to third party distributors at a lower price than to retail trade partners, as the individual third party distributors incur the distribution costs. As the Company expands the use of such distributors, net sales growth comparisons to fiscal 1997 may be slightly impacted due to this price structure difference. The Company believes that the increase from the third quarter in fiscal 1997 demonstrates strength of the brand in existing markets despite the impact of the Recall and, particularly in some markets, the negative impact of news media. In the third quarter, all geographic markets experienced growth compared to the third quarter of fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



         COST OF SALES. Cost of sales increased to $7.5 million in the third quarter of fiscal 1998 compared to $7.1 million for the same period during fiscal 1997. Gross margin as a percentage of net sales was 51.6% in the third quarter of fiscal 1998, an increase from 48.0% when compared to the third quarter of fiscal 1997. Gross margin increased primarily due to (a) more favorable fruit pricing and yield on most raw products, (b) decreases in operating expenses as a percentage of net sales resulting from process changes and the cost of plant improvements since the third quarter of fiscal 1997, offset to some extent by (c) an increase in labor costs, and (d) the change from two-sided to three-sided labels on many of the Company's products.

         SALES AND DISTRIBUTION. Sales and distribution expenses were $5.2 million in the third quarter of fiscal 1998 compared to $5.4 million in the third quarter of fiscal 1997, and decreased as a percentage of net sales to 33.6% from 39.5% last year. The reduction, in both absolute dollars and as a percentage of net sales, results from consolidation of certain distribution operations and geographic responsibilities, sales route restructuring, selective use of third party distributors, and other cost control measures implemented late last year. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels.

         MARKETING. Marketing expenses decreased to $664,000 in the third quarter of fiscal 1998 compared to $782,000 in the third quarter of fiscal 1997, and decreased as a percentage of net sales. Marketing activities in the third quarter of fiscal 1998 included advertising of the quencher line of products, including the introduction of a new quencher product. Marketing expenses may increase in absolute dollars and as a percentage of net sales during the remainder of fiscal 1998, partly due to the launch of a new product and activities in geographic expansion markets, although there can be no assurance that an increase will occur.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1.9 million in the third quarter of fiscal 1998 from $2.1 million in the third quarter of fiscal 1997, and decreased as a percentage of net sales. The change was primarily due to a decrease in payroll. The Company does not expect general and administrative costs for the remainder of fiscal 1998 to increase significantly in absolute dollars when compared to the third quarter of fiscal 1998. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. The Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth and will continue to incur legal fees not directly related to the Recall in excess of fiscal 1997 levels.

         RECALL AND RELATED COSTS. Recall and related costs were $411,000 in the third quarter of fiscal 1997. This total represents the costs directly associated with the Recall. In the fourth quarter of fiscal 1997, changes in recall related matters and further analysis of the Company's claim for business losses resulting from the Recall indicated that significant additional professional fees were expected to be incurred. Accordingly, the Company recorded a $2.2 million charge to operations to establish a liability for future professional fees related to the Recall. However, there can be no assurance that the actual liability established is adequate. At the end of the third quarter of fiscal 1998, the Company determined that no further adjustment to this liability was necessary at this time. However, the Company will continue to assess this liability and will make appropriate adjustments if circumstances change.

         INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest and other expense of $23,000 in the third quarter of fiscal 1998 compared to income of $54,000 in the third quarter last year. Other income in this line item results from the sale of excess equipment. The net interest expense in fiscal 1998 results primarily from borrowings under the line of credit and other existing debt; the net interest income in fiscal 1997 resulted from investment income offset slightly by the interest expense of debt incurred prior to the line of credit established in late May 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



         INCOME TAX EXPENSE (BENEFIT). The $25,000 income tax expense for the third quarter of fiscal 1998 represents taxes using anticipated tax rates. The $273,000 income tax benefit for the third quarter of fiscal 1997 result from the tax benefits associated with operating losses. The effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company has provided the valuation allowance for a portion of its net deferred tax assets due to uncertainty as to the ultimate realization of such assets. The Company will continue to assess the valuation allowance as additional information regarding the Company's future profitability is available.

THIRTY-NINE WEEKS ENDED MAY 30, 1998 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1997

         NET SALES. Net sales for the first three quarters of fiscal 1998 increased 12.2% to $43.8 million compared to $39.0 million in the first three quarters of fiscal 1997. Net sales of the Company's Nourishing Beverage products, which increased 13.5% from the same period last year, were offset by a small decline in peel and by-product sales. Nourishing Beverage products are sold to third party distributors at a lower price than to retail trade partners, as the third party distributors incur the distribution costs. The Company believes that the increase from the first three quarters in fiscal 1997, which included two of the highest sales months in the Company's history, demonstrates strength of the brand in existing markets despite the impact of the Recall and the negative impact of news media. However, sales volume has not returned to pre-Recall levels and the Company is unable to determine when sales will return to such levels.

         COST OF SALES. Cost of sales increased to $21.8 million in the first three quarters of fiscal 1998 compared to $20.6 million for the same period during fiscal 1997. Gross margin as a percentage of net sales was 50.2% in the first three quarters of fiscal 1998, an increase from 47.4% during the first three quarters of fiscal 1997. Gross margin increased primarily due to (a) favorable fruit pricing and yield on most ingredients, (b) decreases in operating expenses as a percentage of net sales resulting from process changes and the cost of plant improvements since the first three quarters of fiscal 1997, offset to some extent by (c) a slight increase in labor costs, and (d) the change from two-sided to three-sided labels on many of the Company's products.

         SALES AND DISTRIBUTION. Sales and distribution expenses were $14.8 million in the first three quarters of fiscal 1998 compared to $17.0 million in the first three quarters of fiscal 1997, and decreased as a percentage of net sales to 33.7% from 43.5% last year and 37.3% in the fourth quarter of fiscal 1997. The reduction, in both absolute dollars and as a percentage of net sales, results from consolidation of certain distribution operations and geographic responsibilities, sales route restructuring, selective use of third party distributors, and other cost control measures implemented in fiscal 1997.

         MARKETING. Marketing expenses decreased to $1.9 million in the first three quarters of fiscal 1998 compared to $2.2 million in the first three quarters of fiscal 1997, and decreased as a percentage of net sales. Marketing activities in the first three quarters of fiscal 1998 included reintroduction of the Company's carrot product, with minimal outside resources, advertising the seasonal introduction of tangerine juice and the quencher line and the launch of new products. Marketing expenses are expected to increase in absolute dollars and as a percentage of net sales in the fourth quarter of fiscal 1998, partly due to geographic expansion support and the launch of a new product, as the Company works to reinforce the existing consumer base and attract new consumers to the brand and Nourishing Beverages, expand outside communications, develop and launch new products, and expand consumer research, although there can be no assurance that an increase will occur.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $5.5 million in the first three quarters of fiscal 1998 from $6.4 million in the first three quarters of fiscal 1997, and decreased as a percentage of net sales. The change was primarily due to a decrease in payroll and outside professional services. The Company does not expect general and administrative costs for the remainder of fiscal 1998 to increase significantly in absolute dollars when compared to the third quarter of fiscal 1998. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



Company will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth and will continue to incur legal fees not directly related to the Recall in excess of fiscal 1997 levels.

         RECALL AND RELATED COSTS. Recall and related costs were $4.4 million in the first three quarters of fiscal 1997. This total represents the costs directly associated with the Recall, including: advertising and public relations costs; legal and professional fees; costs of the product recalled, including the labor and freight involved in the recall process; destruction of unsold product and obsolete packaging supplies; costs of leased equipment in excess of volume requirements; costs of reformulating products; and costs associated with the flash-pasteurization process. In the fourth quarter of fiscal 1997, changes in Recall related matters and further analysis of the Company's claim for business losses resulting from the Recall indicated that significant additional professional fees were expected to be incurred. Accordingly, the Company recorded a $2.2 million charge to operations to establish a liability for future professional fees related to the Recall. However, there can be no assurance that the actual liability established is adequate. The Company determined that no further adjustment to this liability was necessary at May 30, 1998. However, the Company will continue to assess this liability and will make appropriate adjustments if circumstances change.

         INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest and other expense of $97,000 in the first three quarters of fiscal 1998 compared to net interest and other income of $159,000 in the first three quarters last year. Other income in fiscal 1998 includes $80,000 from the sale of excess equipment. The net interest expense in fiscal 1998 results primarily from borrowings under the line of credit and other existing debt; the net interest income in fiscal 1997 resulted from investment income offset slightly by the interest expense of debt incurred prior to the line of credit established in late May 1997.

         INCOME TAX EXPENSE (BENEFIT). The $42,000 income tax benefit for the first three quarters of fiscal 1998 and the $1.6 million income tax benefit for the first three quarters of fiscal 1997 results from the tax benefit associated with the operating loss. The effective tax benefit rate varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. The Company has provided the valuation allowance for a portion of its net deferred tax assets due to uncertainty as to the ultimate realization of such assets. The Company will continue to assess the valuation allowance as additional information regarding the Company's future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

         At May 30, 1998, the Company had working capital of $2.0 million compared to working capital of $1.3 million at August 31, 1997. At May 30, 1998, the Company had cash, cash equivalents and short term investments of $3.2 million, which is the same as at August 31, 1997.

         Net cash provided by operating activities for the thirty-nine weeks ended May 30, 1998 was $657,000. This consisted of the net loss plus depreciation and amortization, decreases in inventory and refundable income taxes offset by increases in accounts receivable and decreases in accounts payable and other accrued expenses. Net cash provided by investing activities for the thirty-nine weeks was $442,000, consisting primarily of sale of short-term investments and excess assets offset by capital expenditures, primarily for production equipment at the Dinuba plant. Net cash used in financing activities for the thirty-nine weeks was $113,000, consisting primarily of payments of long-term debt and capital lease obligations offset by the sale of common stock through the exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



         At May 30, 1998, the Company had $219,000 outstanding in capital lease obligations, primarily related to leasing of production equipment, delivery vehicles and in-store coolers. The Company has used, and expects to continue to use, capital lease financing as necessary to obtain needed production assets, primarily equipment. The Company obtained a $500,000 operating lease line for coolers in the second quarter of fiscal 1998, all of which was utilized by the end of June, 1998, and the Company is currently exploring additional leasing or lease financing sources to obtain future commitments for computer equipment. There can be no assurance that the Company will be able to obtain such lease financing and the failure to do so may have an adverse effect on the Company's business or results of operations.

         The Company currently believes that it has identified internal Year 2000 issues and is undertaking changes necessary to become Year 2000 compliant. This process is not expected to have a material impact on operations or future operating costs and is expected to be substantially completed prior to calendar year 1999.

         The Company anticipates that the increased costs associated with recovering from the impact of the Recall may cause the Company to pursue additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. There can be no assurance that such financing will be available on terms favorable to the Company, if at all.

         Based upon information currently available, the Company believes that its current borrowing capability under the Agreement and Loan Agreement will be adequate to meet its obligations as they become due through May 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



         The Company also uses third party distributors in certain geographic locations and for certain trade partners. This distribution channel, with merchandising support provided by the Company, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain direct relationships with trade partners. In fiscal 1998, through the end of the third quarter, expansion into the Chicago, Detroit, Minneapolis and Arizona markets began with the use of a third party distributor. Odwalla sells directly to the third party distributors under these arrangements. Third party distributors generally do not receive credit for unsold product beyond certain introductory periods, if any.

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

         Odwalla also obtains a number of fruits, such as tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been finely cut and fresh-frozen for shipment. A puree is not a concentrate. Purees are combined with the fresh, flash-pasteurized juices of other fruits in a number of the Company's products. Purees used by the Company are heat-treated to ensure safety. Most purees are purchased under annual price contracts.

         As with most agricultural products, supply and price of raw materials used by the Company can be affected by a number of factors beyond the control of the Company, such as frosts, droughts, floods and other natural disasters, other weather conditions, economic factors affecting growing decisions, various plant diseases and pests. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. The Company is aware that the occurrence of significant El Nino conditions and other weather patterns may have an adverse effect on the prices and availability of selected agricultural products. To date in fiscal 1998, weather conditions have significantly impacted pricing and, initially, availability on one agricultural product.

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

         GOVERNMENT REGULATION. The production and sales of the Company's beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA. In August, 1997, the FDA outlined their long term strategy for regulation of the fresh juice industry in their Notice of Intent. The FDA intends to mandate HACCP for the fresh juice industry as it has done in the meat, fish and poultry industries. As an interim measure, the FDA recommended that, in the absence of a HACCP plan, fresh juice companies should place warning labels on unpasteurized juice. Because the Company's products are produced at its Dinuba production facility under a HACCP plan which yields at least a five-log reduction in potential pathogens, Odwalla believes it is already in full compliance with the FDA's proposed regulations. The Company does not anticipate significant additional costs associated with FDA regulatory compliance.

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

         PRODUCT LIABILITY. All of Odwalla's juice products are highly perishable. In addition to the Recall associated with the E. coli O157:H7 bacteria, the Company has from time to time received complaints from consumers regarding ill effects allegedly caused by its products. While such past claims have not resulted in any material liability to date, there can be no assurance that future claims will not be made or that any such claim or claims associated with the Recall will not result in adverse publicity for the Company or monetary damages, either of which could materially and adversely affect the Company's business and results of operations. The Company currently maintains $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim related to the Recall or otherwise. See Part II "Item 1.
Legal Proceedings."

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

         2. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997. The case is set for trial in June, 1999.

         3. The Shaffer Case: A personal injury lawsuit filed in King County Superior Court and served on or about October 13, 1997. The case is set for trial on March 8, 1999.

         4. The Jackson Case: A personal injury lawsuit filed in King County Superior Court and served on or about June 8, 1998. The case is set for trial on October 25, 1999.

         In addition, the Company has one additional proceeding allegedly arising out of product consumption prior to the Recall:

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

         9. The Fisher Case: A personal injury case filed in Los Angeles Superior Court in November, 1997 was settled on November 19, 1997.

         10. The Litchmann Case: A personal injury case being filed in Los Angeles County Superior Court. The case was dismissed in December 1997.

         11. The Cate Case: A personal injury case filed in Sonoma Superior Court on October 27, 1997. The case was settled in March 1998 and dismissed.

         12. The Miller Case: A personal injury case filed in Alameda County Superior Court. The case was settled in March 1998 and dismissed.

         13. The Beverly Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on December 3, 1996. The Federal case was dismissed and a companion case was filed in King County Superior Court. The case has settled and will be dismissed.

         14. The Hiatt Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case has settled and will be dismissed.

         15. The Dimock Case: A personal injury lawsuit filed in the United States District Court, Western District of Washington and served on August 14, 1997. The case has settled and will be dismissed.

         16. The Berman Case: A personal injury lawsuit filed in the King County Superior Court and served on or about September 20, 1997. The case has settled and will be dismissed.

         17. The Wright Case: A personal injury case being filed in King County Superior Court. The case has settled and will be dismissed.

         In addition, the Company settled one proceeding allegedly arising out of product consumption prior to the Recall:

         1. The Evonc Case: A personal injury case filed in San Mateo Superior Court on September 30, 1997 and served on December 23, 1997. The case was settled in June, 1998 and will be dismissed.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

         Exhibit 27.1 -  Financial Data Schedule

         b.   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended May 30, 1998.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ODWALLA, INC.
                                            (Registrant)




Date:  July 8, 1998                         By:  /s/  D. STEPHEN C. WILLIAMSON
                                                 -------------------------------
                                                 D. Stephen C. Williamson
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  July 8, 1998                         By:  /s/  JAMES R. STEICHEN
                                                 -------------------------------
                                                 James R. Steichen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)