Form 10-K405
period 1998-08-29
ODWALLA INC
filed 1998-11-23
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                            [Cover page 1 of 2 pages]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of November 18, 1998, was approximately $29,739,000 (based on the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of Common Stock held by each executive officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On November 18, 1998 approximately 5,060,651 shares of the Registrant's Common Stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III - Portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Shareholders for the 1998 fiscal year.

                            [Cover Page 2 of 2 pages]

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements about future events, products or future financial performance that haven't happened. For example, statements like "we expect" or "we anticipate" are forward-looking statements. Investors should be aware that actual results may differ materially from our expectations because of risks and uncertainties about the future. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 3); competition (page 4); our dependence on significant trade partners (page 5); government regulations that may impact our business (page 5); the specific risk factors discussed on pages 5 to 8; remaining legal proceedings (page 8); commitments and contingencies described in
Note 4 to the financial statements.

                                     PART I

ITEM 1. BUSINESS

         Odwalla began operations in September 1980 and was incorporated in California in September 1985. Our principal executive offices are located at 120 Stone Pine Road, Half Moon Bay, California, 94019, and our telephone number is
(650) 726-1888. When we refer to "we," "Odwalla" or the "Company" in this Form 10-K, we mean the California corporation (Odwalla, Inc.) and its currently inactive Canadian subsidiary.

         Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded fresh juice and beverage company in the country, serving selected markets in the western, mid-west and mid-Atlantic regions of the United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies, all-natural meal replacement beverages, geothermal natural spring water and all-natural food bars. Our beverage product line appeals to many consumers because of its superior taste of fresh and minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors.

         We want to be the leading nourishment company in our existing and future markets. We seek to achieve this objective by leading the industry in beverage and other food knowledge, optimizing quality through sourcing and production, controlling product access and distribution from production through retail, artful presentation, growing through geographic and product line expansion, leveraging our information systems, interacting with consumers and living our vision.

         Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery ("DSD") systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. Odwalla sells and distributes our products to almost 3,000 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores and food service operators through our DSD system.

         Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

PRODUCTS, DISTRIBUTION AND TRADE PARTNERS

         Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, meal replacement beverages, wholesome food bars and natural spring water. Except for our 100% fresh squeezed citrus line, all juices are minimally processed (some produced on a seasonal basis). These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas, Illinois, Wisconsin, Arizona, Michigan, Minnesota, Pennsylvania, Maryland and the Washington, D.C. area. We strive for consistent "day-of-production" quality in all our products. Shelf life standards are based primarily on maintaining the flavor quality and nutrient integrity of the beverages. The shelf life of Odwalla's fruit and vegetable based products is typically between 8 and 17 days at the retail outlet. Our food bars have a significantly longer shelf life.

         We establish shelf life standards for each product to maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of our "day of production" quality standards, products reflect the seasonal changes in fruit varieties in color and taste. Our production methods are designed to minimize the effect of processing on the fruit juice extracted. Our entire product line varies due to a significant component of seasonal ingredients, seasonal product usage, and the addition and deletion of products.

         Our products are sold and distributed primarily through our DSD system, which is serviced by route sales people who deliver and merchandise products to our trade partners. This DSD system is designed to allow us to optimally manage delivery schedules, efficiently control product mix, keep store shelves or our own coolers stocked with fresh products and have a greater influence on determining in-store location and merchandising of our products.

          At most DSD accounts, we are responsible to stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space as well as other handling fees and to maintain control over our product merchandising at the point of sale. We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners don't receive credit for unsold products. Consumers can purchase our products at supermarkets, specialty retail stores, natural food stores, convenience stores, warehouse outlets and institutional food service trade partners.

         We also distribute our products through third party distributors. Although we have used distributors to some extent for several years (primarily in geographic regions outside of our then base geographic markets and to comply with certain trade partner requests), we began actively exploring this channel at the very end of fiscal 1997 when we transferred approximately 40% of our Northern California account base (which represented a significantly smaller percentage of our Northern California sales volume) to an independent distributor. This distribution channel, with merchandising support provided by our employees, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain relationships with trade partners. During the past year, we began using third party distributors primarily in the Chicago, Detroit, Philadelphia, Minneapolis and Phoenix markets. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

RAW MATERIALS

         Producing and selling our minimally processed products entails special requirements in ingredient sourcing, production, distribution and sales in order to preserve and maximize the products freshness and flavor quality. We source and select fruits and vegetables to meet a variety of established criteria, including overall quality, flavor profile, variety, ripeness and other factors. Processing of the fruit and vegetables is performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve our goal of providing the safest, best tasting and most nutritious beverage and other products for consumers.

         Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples and carrots are the largest volume commodities we purchase. For example, we sourced over 60 million pounds of oranges last year. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network and new sources for the ingredients we need. In 1998 we contracted for a substantial portion of our fall apple needs through McAfee Apple Gardens, a California Central Valley grower using Good Agricultural Practices, field Hazard Analysis Critical Control Points ("HACCP") plan and sustainable farming practices. We also farm a small orange ranch in a part of California to have access to local fresh fruit in the early winter months. Recently, we began purchasing organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could materially and adversely affect our business and results of operations. We are subject to the same issues with our other ingredients as well.

         We also source a number of fruits, such as tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been processed, finely cut, heat treated, packed in a container and frozen. A puree is not a concentrate. Purees are combined with the freshly extracted and/or flash pasteurized juices of other fruits in a number of our products. The purees we purchase are heat treated to increase safety and meet Government regulations. Most purees are purchased under annual price contracts.

         As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, such as frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. We understand that the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Weather conditions reduced the Florida projected orange harvest for the 1998-1999 season. The La Nina weather pattern expected in the western part of North and Central America in the 1998-1999 winter season may have an adverse effect on the prices and availability of fruits and vegetables. Significant events such as the recent devastation caused by Hurricane Mitch in Honduras, Nicaragua and neighboring countries could negatively impact the supply and pricing of certain ingredients.

COMPETITION

         In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf stable products that can be distributed with significantly less cost. We believe our niche is easily accessed nourishing beverages in the super premium juice, emerging meal replacement beverage, all-natural food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, food and energy bar companies and premium bottled waters. Our direct competitors in the juice business are national brands such as Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands such as Naked Juice (owned by a large international company, Chiquita Brands International, Inc. ("Chiquita")) in Southern California and Colorado, Fresh Samantha's in the Northeastern United States and Fantasia in the Chicago area. Juice and smoothie bars such as Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. We are just beginning the introduction of food bars. Our food bar products will compete with several more established companies, such as PowerBar, Balance Bar or Clif Bar. While we believe that we compete favorably with our competitors on factors such as quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS

         Safeway, Inc. ("Safeway") is our largest single account and accounted for 13% of our fiscal 1998 sales. We spend considerable time to maintain a good relationship with Safeway and other significant accounts, but we can't offer any assurance that sales to significant accounts will not decrease or that these trade partners will not choose to replace our products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would materially and adversely affect our business and results of operations. Continuity of trade partner relationships is important, and events that impact our trade partners, such as labor disputes, may have an adverse impact on our results of operations.

GOVERNMENT REGULATION

         The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA"). On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices are scheduled to go into effect in May 1999. The FDA's guidelines for fresh juice requires producers to achieve at least a 5-log reduction in potential pathogens (99.999% barrier). Pasteurization is one way for juice producers to meet the requirement. We currently Flash Pasteurize our apple juice and are in compliance with the FDA regulations. For juice producers who choose not to use pasteurization, the FDA has mandated either a HACCP plan that achieves the required 5-log reduction or a warning label on the bottle to alert consumers of the presence of unprocessed produce. Because all products produced in our Dinuba, California production facility are manufactured under a HACCP plan with validated critical control points, we are already in compliance with the new FDA regulations and will not need to use warning labels on unpasteurized juice products. For our 100% fresh-squeezed citrus juices (orange, grapefruit, tangerine, lemon and lime), we've designed a process that has been scientifically validated to achieve the FDA-required 5-log reduction without pasteurizing. Because our process meets the FDA's new requirements, and our own quality assurance standards, Odwalla continues to offer our 100% fresh-squeezed, unpasteurized citrus juice without a warning label. We don't anticipate significant additional costs to comply with current FDA regulations.

         We are also subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances and by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. We believe that we comply in all material respects with these laws and regulations, although we cannot assure that future compliance with such laws or regulations will not have a material adverse effect on our results of operations or financial condition. We did not incur any significant costs in fiscal 1998 to comply with environmental laws.

EMPLOYEES

         As of November 18, 1998, Odwalla had approximately 500 employees, 450 of whom were full-time employees. We don't have any collective bargaining agreements with our employees, and we believe employee relations are generally good.

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

         Risks associated with perishable products. Except for geothermal spring water, meal replacement beverages and food bars, Odwalla's products are fresh, flash pasteurized or heat treated and don't contain any preservatives. They have a limited shelf life because of this. In order to maintain our "day-of-production" quality standards, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don't have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. We've historically experienced difficulties in accurately forecasting product demands and expect that challenge to continue. When we don't accurately forecast product demand, we are either unable to meet higher than anticipated demand or we produce excess inventory that cannot be profitably sold. In addition, most of our trade partners have the right to return any products that are not sold by their expiration date. Our inability to meet higher than anticipated demand or excess production or significant amounts of product returns on any of our products could have a material negative effect on our business and results of operations.

         Cost sensitivity. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors such as inflation, raw material supply, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited recently from relatively favorable inflation rates and part-time labor supplies in our principal market areas in recent years. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future.

         Product liability. Because our 100% fresh-squeezed citrus products and certain other citrus-based products are not pasteurized, nuclearly irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall (see "Item 3. Legal Proceedings" on page 8) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the Recall in 1996 will not result in adverse publicity or monetary damages, either of which could materially and adversely affect our business and results of operations. We currently maintain $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

         Orchard production. Historically, we've depended upon the fruit produced from the trees of large orchards. These trees may become damaged, diseased or destroyed as a result of windstorms, pests or fungal disease. Additionally, there are types of controllable fungal diseases that can affect fruit production although not fatal to the trees themselves. These types of fungal diseases are generally controllable with fungicides. However, we can't be sure that such control measures will continue to be efficacious. Any decrease in the supply of fresh fruit as a result of windstorms, pests or fungal disease could have a material adverse effect on our business and results of operations.

         Geographic concentration. Our wholesale accounts and retail trade partners have their largest concentration in Northern California, with most located in the metropolitan areas surrounding the San Francisco Bay. Due to this concentration, natural occurrences, economic downturns and other conditions affecting Northern California may adversely affect our business and results of operations.

         Concentration of production capacity. Virtually all of our juice production capacity is located at our Dinuba, California facility. Because we maintain minimal finished goods inventory as part of our "day-of-production" production system, we could be unable to continue to produce fresh beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption would materially and adversely affect our business and results of operations. Separate companies produce our meal replacement beverages, water and food bars.

         Lack of diversification. Odwalla business is vertically integrated and centered around essentially one product, fresh beverages, sold primarily through our DSD system. Although we've added meal replacement beverages, water and food bars and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the Recall in October 1996. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

         Risks related to expansion. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Following the 1996 Recall, management attention was primarily focused on restoring production and sales in our then-existing markets and dealing with legal and other company issues. This diverted our plans for expansion, for the most part, until fiscal 1998. Due to the extent of our operating losses in recent years, we currently anticipate limited expansion in fiscal 1999 beyond existing markets. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the Recall as well as the perishability of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, perceptions of the Recall and consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

         We've expanded into certain new markets, such as the Pacific Northwest and Colorado, through acquisitions of local juice manufacturers. Acquisitions involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. We aren't actively considering any acquisitions at this time and we don't know whether or when any prospective acquisition candidates will become available. Even if we find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won't have an adverse impact on our operations.

         Any plans to invest in new markets or to consider acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

         Intellectual property rights. We believe our trademarks, trade dress, trade secrets and similar intellectual property are critical to Odwalla's success and we attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. We've licensed elements of our distinctive trademarks, trade dress and similar proprietary rights to third parties in the past and may continue this practice. While we attempt to ensure that the quality of the brand is maintained by such licenses, we can't be sure that such licensees will not take actions that might materially and adversely affect the value of our proprietary rights or the reputation of our products, either of which could have a material adverse effect on our business. Product package and merchandising design and artwork are important to the success of Odwalla, and we intend to take action to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. This action could be time-consuming, result in costly litigation and divert management personnel. Furthermore, there can be no assurance that we would be successful in such action. We don't have any patents.

         Control by officers and directors. Odwalla's officers, directors and their affiliates beneficially own, in the aggregate, approximately 24% of the outstanding shares of Common Stock. Through their holdings, these shareholders, acting together, would be able to significantly influence most matters requiring shareholder approval, including the election of a majority of the Board of Directors. This control could have the effect of delaying, deferring or preventing a change of control of the Company.

         Dependence on key personnel. Odwalla's success depends to a significant extent upon the continued service of its senior management, including Stephen Williamson, our Chairman and Chief Executive Officer, and the loss of services from any of such key personnel could have a material adverse effect on our business or results of operations. Furthermore, our continued growth strategy depends on the ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance we will be successful in such efforts. We are also dependent on our ability to continue to attract, retain and motivate production, distribution, sales, communications and other personnel.

         Volatility of stock price. Odwalla's common stock price has, at certain times, experienced significant price volatility. Announcements of developments related to our business, fluctuations in operating results, failure to meet securities analysts' expectations, general conditions in the fruit and vegetable industries and the worldwide economy, announcements of innovations, new products or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with trade partners and suppliers could cause the price of our common stock to fluctuate substantially. In addition, in recent years the stock market in general, and the market for small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of our common stock. Read "Item 5, Market For Registrant's Common Equity And Related Shareholder Matters."

ITEM 2. PROPERTIES

         Our production facility is in Dinuba, California and consists of approximately 85,000 square feet of production, office and cold storage space on a 13-acre parcel of land plus approximately 33 acres of land adjacent to the production facility. We own this property and believe we carry adequate property insurance. Our administrative offices are located in Half Moon Bay, California. We also have distribution centers throughout California and in Seattle, Washington; Denver, Colorado; Albuquerque, New Mexico; Eugene and Portland, Oregon; Capital Heights, Maryland; and Austin, Houston and Dallas, Texas. We lease all our facilities other than the production facility.

ITEM 3.     LEGAL PROCEEDINGS

         The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall, as discussed in MD&A are pending against Odwalla:

         1. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, San Jose, California on June 2, 1997 and served on June 16, 1997. There is no trial date set.

         2. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997. The case is set for trial on June 14, 1999.

         3. The Shaffer Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about October 13, 1997. The case is set for trial on March 8, 1999.

         4. The Jackson Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about June 8, 1998. The case is set for trial on October 25, 1999.

         5. The Nixon Case: A personal injury lawsuit filed in Sacramento County Municipal Court, Sacramento, California on August 15, 1997. There is no trial date set.

         The Company has one additional proceeding allegedly arising out of product consumption prior to the Recall:

         1. The Fujita Case: A personal injury lawsuit filed in Alameda Superior Court. The case has no trial date and discovery has commenced.

         We maintained commercial general liability insurance totaling $27,000,000 during the period including the Recall. We have notified our insurance carrier of these events. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims.

         The Recall related legal proceedings settled to date were covered under our commercial general liability insurance policy and did not result in any additional costs to us.

         In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the
E. coli O157:H7 incident and related issues. In July 1998, we entered into a misdemeanor plea agreement with the United States, concerning 16 shipments in October 1996 of unpasteurized apple juice from a single contaminated batch. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. Government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety.

         We are subject to other legal proceedings and claims that arise in the course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material negative impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1998.

                        EXECUTIVE OFFICERS AND DIRECTORS

         Odwalla founder Greg Steltenpohl notified the Board of Directors of his resignation as Chairman and as an Odwalla employee. Effective November 18, 1998, our Board of Directors elected Stephen Williamson as Chairman of the Board, in addition to his current position as Chief Executive Officer. Mr. Steltenpohl will continue as a director. Odwalla and Mr. Steltenpohl have agreed that he will provide consulting services to Odwalla for the next two years. Certain information about the Company's directors and executive officers as of November 18, 1998 is listed below:

Name                               Age    Position
----                               ---    --------
D. Stephen C. Williamson           40     Chairman of the Board and Chief Executive Officer
James R. Steichen                  48     Senior Vice President, Finance and Chief Financial Officer
Michael G. Casotti                 39     Vice President, Sales
Frank J. Ballentine                40     Vice President, Manufacturing
Linda A. Frelka                    37     Vice President, Quality Assurance
Susan M. Kirmayer                  40     Vice President, Human Resources
Greg A. Steltenpohl                44     Director
Martin S. Gans (1)(2)              56     Director
Richard L. Grubman  (1)(2)         36     Director
Ranzell Nickelson, II              54     Director

(1) Member of Audit Committee

(2) Member of Compensation Committee

         D. STEPHEN C. WILLIAMSON currently serves as Chairman of the Board and as Chief Executive Officer, a position he has held since June 1996. Prior to that time, Mr. Williamson served as Co-Chairman of the Board and Co-Chief Executive Officer from January 1995 to June 1996 and as Chief Financial Officer of the Company from March 1991 to August 1996. Mr. Williamson also served as the Company's President from May 1992 until January 1995. From 1988 to March 1991, Mr. Williamson was a general partner of Ellistan Partners, a private investment firm. Prior to that, Mr. Williamson worked as an analyst and an associate at First Boston Corp. Mr. Williamson holds a B.A. degree in history from the University of California at Berkeley. He is also Chairman of Avenal Land & Oil Company, a private investment company.

         JAMES R. STEICHEN has served as Senior Vice President, Finance since August 1998 and as Chief Financial Officer since September 1996. From May 1996 to August 1996, Mr. Steichen served as Vice President, Finance and had served as a consultant to the Company since August 1995. Prior to that, he had been a partner with BDO Seidman, LLP since December 1990. Mr. Steichen is a Certified Public Accountant and holds a B.S. degree from the University of South Dakota.

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

         LINDA A. FRELKA has served as Vice President, Quality Assurance since September 1997. From October 1987 to August 1997, Ms. Frelka worked at Redi-Cut Foods, Inc. in several Quality Assurance roles, most recently as Vice President from 1995 to 1997. Ms. Frelka has a B.S. degree in Biological Sciences, emphasis Microbiology, from Northern Illinois University.

         SUSAN M. KIRMAYER has served as Vice President, Human Resources since August 1998. From October 1997 until August 1998, Ms. Kirmayer served as Director, Human Resources. From February 1992 to October 1997, Ms. Kirmayer served as Director of Human Resources and Administrative Services for Collagen Corporation. Ms. Kirmayer attended San Jose State University and majored in Business Administration.

         GREG A. STELTENPOHL, the founder of the Company and a director, served as Chairman of the Board from June 1996 until November 18, 1998. Mr. Steltenpohl served as Co-Chairman of the Board and Co-Chief Executive Officer from January 1995 to June 1996. From the Company's incorporation in December 1985 until January 1995, Mr. Steltenpohl served as Chairman of the Board and Chief Executive Officer. In addition, Mr. Steltenpohl served as the Company's President from November 1985 until May 1992. Mr. Steltenpohl holds a B.S. degree in environmental sciences from Stanford University.

         MARTIN S. GANS has been a director of the Company since December 1992. Mr. Gans served as Executive Vice President and Chief Financial Officer of Sun World International, Inc. from 1978 until 1987, and he was a partner at Touche Ross & Co., an accounting firm, from 1972 until 1978. Mr. Gans is a certified public accountant and holds a B.B.A. from the University of Miami and an M.B.A. from Northwestern University. Mr. Gans is also a director of Best Collateral, Inc., a publicly-traded company. In addition, Mr. Gans is Chairman of International Storage Management, N.V. and LSL Biotechnologies, Inc.

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

         RICHARD L. GRUBMAN has been a director of the Company since August 1997. Mr. Grubman has been a Managing Director of Highfields Capital Management, LP since April 1998. Prior to this, Mr. Grubman was a Managing Director of Development Capital, LLC since January 1997 and a general partner of its affiliate, Corporate Value Partners, LP, since November 1996. Mr. Grubman was also previously President of Sycamore Capital Management, Inc., a position he held since January 1996. From December 1992 to November 1995, Mr. Grubman was a general partner of Lakeview Partners, L.P. During 1992, he was a vice president of Gollust, Tierney and Oliver, Incorporated. Mr. Grubman holds an A.B. degree in Art and Archaeology from Princeton University. He is also a director of the Children's Motility Disorder Foundation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Odwalla's common stock began trading on the Nasdaq SmallCap Market in December 1993 at the time of our initial public offering. Since May 18, 1995, our stock has traded on the Nasdaq National Market under the symbol "ODWA." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On November 18, 1998, the closing price of Odwalla's common stock was $7.75.

         FISCAL YEAR ENDED AUGUST 29, 1998                   HIGH          LOW
           Fourth Quarter                                  $12.875       $9.00
           Third Quarter                                   $10.25        $7.50
           Second Quarter                                   $8.75        $5.625
           First Quarter                                   $11.00        $7.375

         FISCAL YEAR ENDED AUGUST 31, 1997

           Fourth Quarter                                  $14.125       $9.75
           Third Quarter                                   $13.50       $10.00
           Second Quarter                                  $15.00        $9.75
           First Quarter                                   $18.75       $10.375


           As of November 18, 1998, there were approximately 277 holders of record of the Company's Common Stock.

DIVIDEND POLICY

         We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, so we don't anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following table shows selected consolidated financial information for Odwalla for the past five fiscal years. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13, and the Consolidated Financial Statements and Notes beginning on page 21.

                                                                          Year Ended August,
                                           ----------------------------------------------------------------------------
                                             1994             1995             1996             1997             1998
                                           --------         --------         --------         --------         --------
STATEMENT OF OPERATIONS DATA:                                 (in thousands, except per share data)
Net sales .........................        $ 18,153         $ 35,869         $ 59,197         $ 52,630         $ 59,088
Cost of sales .....................           8,984           18,425           29,889           27,650           29,236
                                           --------         --------         --------         --------         --------
Gross Profit ......................           9,169           17,444           29,308           24,980           29,852
Operating expenses:
 Sales and distribution ...........           6,212           11,588           20,158           22,046           19,886
 Marketing ........................             484              891            2,257            2,844            2,582
 General and administrative .......           1,973            3,576            6,206            8,119            7,383
 Recall and related costs .........              --               --               --            6,518            1,242
                                           --------         --------         --------         --------         --------
     Total operating expenses .....           8,669           16,055           28,621           39,527           31,093
                                           --------         --------         --------         --------         --------
Income (loss) from operations .....             500            1,389              687          (14,547)          (1,241)
Other income (expense), net .......            (199)             108              346              210             (163)
                                           --------         --------         --------         --------         --------
Income (loss) before income taxes .             301            1,497            1,033          (14,337)          (1,404)
Income tax (expense) benefit ......              --             (500)            (400)           1,901               25
                                           --------         --------         --------         --------         --------
Net income (loss) .................        $    301         $    997         $    633         $(12,436)        $ (1,379)
                                           ========         ========         ========         ========         ========

Basic net income (loss) per share .        $   0.09         $   0.24         $   0.13         $  (2.49)        $  (0.27)
                                           ========         ========         ========         ========         ========

Diluted net income (loss) per share        $   0.08         $   0.22         $   0.12         $  (2.49)        $  (0.27)
                                           ========         ========         ========         ========         ========


                                                          End of Fiscal Year
                                  -------------------------------------------------------------------
                                    1994           1995          1996            1997           1997
                                  -------        -------        -------        -------        -------
                                                            (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments ..        $ 2,137        $18,496        $12,413        $ 3,225        $ 3,191
Working  capital .........          2,516         17,918         14,655          1,300          1,669
Total assets .............         12,072         35,481         37,700         31,006         29,350
Long-term liabilities ....            872            736            501            441            888
Total shareholders' equity          8,719         28,499         29,574         17,635         16,445

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

OVERVIEW

         In the Management Discussion and Analysis section of this 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 21.

PRODUCT RECALL

         On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice.

         We experienced a significant decline in sales immediately following the Recall and we weren't able to immediately and significantly modify certain on-going production, distribution and other costs. Cost of sales as a percentage of net sales increased significantly following the Recall due to reduced production volume, especially from October 30, 1996 through the second quarter of fiscal 1997, although this increase from historical levels continued through fiscal 1997. In late November 1997, we reduced our work force by approximately 50 employees primarily involved in sales and distribution, followed by a further work force reduction in other areas of the Company in the spring of 1997.

         We also incurred significant direct costs as a result of the Recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product in inventory and packaging supplies, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. Total Recall and related costs in fiscal 1997 were $6,518,000, including a $2.3 million reserve for future legal costs related to the Recall. Approximately $1.3 million of this reserve remains at August 29, 1998.

         Twenty-two personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the Recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seventeen of these claims and proceedings have been settled. In addition, approximately 585 other claims for damages resulting from the Recall were presented to our insurance carrier and approximately 570 of those claims have been settled. Settlement of the personal injury legal proceedings and claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate. Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

         In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the
E. coli O157:H7 incident and related issues. In July 1998, we entered into a misdemeanor plea agreement with the United States, concerning 16 shipments in October 1996 of unpasteurized apple juice from a single contaminated batch. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. Government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety. The net present value of the payments, $1.24 million, was recorded as a Recall and related cost in fiscal 1998.

         Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. We submitted a claim to our insurance carriers for product recall costs and for business losses incurred due to the Recall. The amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

GENERAL BUSINESS

         Net sales in fiscal 1998 increased to $59.1 million, an increase of 12% from $52.6 million of sales last year. We had growth in all of our geographic market areas in fiscal 1998 and, at the very end of the year, introduced our newest product, the natural food bar. On a generally accepted accounting principles ("GAAP") basis, net loss for the year was $1.4 million or $.27 per share compared to a loss of $12.4 million or $2.49 last year.

         We believe it is useful to compare net income (loss) without the direct Recall and related costs to better understand changes from year to year. Net income, excluding 1997 and 1998 Recall and related costs and the associated tax effects, is summarized as follows for the past three years (in thousands):

                                                     YEAR ENDED AUGUST,
                                         -----------------------------------------
                                           1996            1997             1998
                                         --------        --------         --------
Net sales                                $ 59,197        $ 52,630         $ 59,088
Gross profit                               29,308          24,980           29,852
Total operating expenses                   28,621          33,009           29,851
Income (loss) from operations                 687          (8,029)               1
Net income  (loss)                            633          (6,782)            (136)

Basic net income (loss) per share        $   0.13        $  (1.36)        $  (0.03)
                                         ========        ========         ========

         We believe that above summary shows the improvements made in fiscal 1998 to increase gross profit and decrease overall operating expenses to return to break even operating results in the fiscal year following the Recall. However, it also shows that we have not returned to the operating margin level of fiscal 1996. We continue to invest in marketing and infrastructure to support growth and expansion plans, although there is no assurance that we will see the desired results of this investment.

         Our sales strength, both historically and post-Recall, has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. We believe that continued recognition of the Odwalla brand and consumer attraction to our products, new product introductions, better store shelves placement, increased placement of branded in-store coolers and increased support for our route sales persons have contributed to our sales growth.

         We experience quarterly fluctuations, sometimes significant, and anticipate that these fluctuations will continue in future quarters. Some factors behind the fluctuations include: changes in the price or availability of raw materials, particularly fruit products, due to seasonality, weather and other factors; new product introductions; costs of expansion into new markets, which can continue for many quarters beyond the market entry date; sales promotions; buying patterns of consumers; competitor product introductions; overall economic trends influencing consumers. In addition, weather patterns impacting consumers, such as unseasonably cool or rainy weather, can result in fewer sales to consumers and ultimately lower sales to trade partners and higher return credits issued if we haven't been able to forecast and adjust for the change in consumer buying patterns. While the DSD system offers many benefits to us, it is also an expensive and fairly fixed cost distribution system. We have invested significantly in our production facility and management team; the benefit of this investment will result from higher volume of product through the facility. Conversely, lower volume than expected will result in higher fixed costs as a percentage of sales. Finally, we may choose to reduce prices or increase spending in response to competition in some markets, which usually has a negative short-term effect on our results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain statements of operations data for fiscal years 1996, 1997 and 1998. These operating results are not necessarily indicative of the results for any future period.

                                                        YEAR ENDED AUGUST,
                                                 1996          1997            1998
                                                -----          -----          -----
Net sales                                       100.0%         100.0%         100.0%
Cost of sales                                    50.5           52.5           49.5
                                                -----          -----          -----
Gross margin                                     49.5           47.5           50.5
Operating expenses
   Sales and distribution                        34.1           41.9           33.7
   Marketing                                      3.8            5.4            4.4
   General and administrative                    10.5           15.4           12.5
   Recall and related costs                        --           12.4            2.1
Income (loss) from operations                     1.2          (27.6)          (2.1)
Interest and other income (expense), net           .6             .4            (.2)
Income tax (expense) benefit                      (.7)           3.6            0.0
Net income (loss)                                 1.1%         (23.6)%         (2.3)%

         NET SALES. Net sales for fiscal 1998 increased 12% to $59.1 million compared to $52.6 million in fiscal 1997, and decreased 11% in fiscal 1997 from $59.2 million in fiscal 1996. The 1998 sales increase, which occurred in all geographic regions, resulted primarily from (i) new and returning products and
(ii) sales volume from new markets. Net sales are also impacted by our expanded use of third party distributors. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. We also believe that there was a continuing negative impact on sales due to post-Recall publicity. Sales in the third and fourth quarter of fiscal 1998 were each up about 13% from the prior year corresponding quarter. Net sales decreased in fiscal 1997 as compared to fiscal 1996 due to the impact of the Recall although the impact was offset to some extent by (i) new product introductions, including reformulated products and (ii) increased sales volumes in newly entered markets.

         COST OF SALES. Cost of sales decreased to 49.5% of net sales or $29.2 million in fiscal 1998 compared to 52.5% or $27.6 million in fiscal 1997. Cost of sales was $29.9 million or 50.5% of net sales in fiscal 1996. Gross margin improved from 47.5% in fiscal 1997 to 50.5% in fiscal 1998 after decreasing from 49.5% in fiscal 1996. The increase in gross margin in fiscal 1998 resulted primarily from (i) favorable sourcing, pricing and yield for fruit and other ingredients, and (ii) an increase in operating efficiency due to increased volume. We don't expect fruit pricing to be as favorable in the winter of 1998-1999 due to weather conditions impacting Florida oranges. As we noted earlier, our raw material costs are always subject to varying conditions beyond our control that impact the pricing and availability of raw ingredients. The continued use of third party distributors can also negatively impact gross margins.

         The decrease in gross margin in fiscal 1997 resulted primarily from (i) an increase in plant operating expenses, including depreciation and consulting services, and (ii) an increase in labor costs as a percentage of net sales. The increase in these two cost areas is directly related to the lower volume of production resulting from the Recall.

         SALES AND DISTRIBUTION. Sales and distribution expenses in fiscal 1998 decreased 10% to $19.9 million compared to $22.0 million in fiscal 1997, and increased 9% in fiscal 1997 from $20.2 million in fiscal 1996. Sales and distribution expenses decreased as a percentage of net sales in fiscal 1998 to 33.7% compared to 41.9% in fiscal 1997. In both the sales and cost of sales discussions above, we mentioned the impact that the expanded use of third party distributors would have on each line item. The expected benefit should be reflected in lower sales and distribution expenses and we believe the change contributed to reduced costs in fiscal 1998. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system, such as the Washington, D.C. area, will require an investment for some initial period. Expenses will also be impacted as we experiment to find the proper mix between third party distributors and our DSD system in a given market. Finally, the perishable nature of most of our products and the stringent service standards established can make it difficult to find responsible distributors in some markets.

         In fiscal 1997, the expense increase resulted primarily from our decision to maintain our existing sales and distribution infrastructure, which had been designed for growth in both existing and newly entered markets, despite the significantly reduced sales volume following the Recall. For example, the cost to deliver to a given trade partner did not vary significantly despite the lower sales associated with each stop, particularly from November 1996 and well into the third quarter. In late July and early August 1997, we expanded the use of the distribution channel by transferring approximately 40% of our accounts (which represented a significantly lower percent of our sales volume) in Northern California to a third party distributor.

         MARKETING. Marketing expenses decreased 9% to $2.6 million in fiscal 1998 compared to $2.8 million in fiscal 1997, and increased 26% in fiscal 1997 compared to $2.3 million in fiscal 1996. The marketing expenditures decreased in absolute dollars and as a percentage of net sales in fiscal 1998 primarily due to reduced executive payroll and operating expenses offset by an increase in advertising. We increased marketing expenses in absolute dollars and as a percentage of net sales in fiscal 1997 to reinforce the existing consumer base and attract new consumers to the brand and products following the Recall, expand outside communications, develop and launch new and newly formulated products and incur professional services related to consumer research. We expect marketing expenses to increase in both dollars and as a percentage of net sales.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 9% to $7.4 million in fiscal 1998 from fiscal 1997 and increased 31% to $8.1 million in fiscal 1997 from $6.2 million in fiscal 1996. As a percentage of net sales, general and administrative expenses decreased from 15.4% in fiscal 1997 to 12.5% in fiscal 1998. In 1998, reductions in administrative payroll and consulting fees are the primary reasons for the change. The increase in general and administrative expenses in absolute dollars and as a percentage of net sales in fiscal 1997 resulted from an increase in (a) personnel in operations support, customer service, and finance and (b) occupancy costs.

         RECALL AND RELATED COSTS. Recall and related costs in fiscal 1998 represent the present value of the settlement with the U.S. Government in connection with the grand jury investigation begun in fiscal 1997. See Item 3, "Legal Proceedings" on page 8 for additional information.

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

         Included in the $6.5 million of Recall and related costs in fiscal 1997 was a $2.2 million charge to establish a liability for future professional fees related to the Recall. This is an estimate, and there can be no assurance that the actual liability established will be adequate. We reviewed this charge during fiscal 1998 and, except for the settlement noted above, believe that the reserve established is adequate. We will continue to assess this liability and will make appropriate adjustments if circumstances change.

         INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest expense in fiscal 1998 of $206,000 compared to net interest income of $173,000 in fiscal 1997 and $541,000 in fiscal 1996. Gross interest income of $160,000 in fiscal 1998 and $322,000 in fiscal 1997 resulted primarily from the remainder of the proceeds of the May 1996 public offering. Gross interest expense of $366,000 in fiscal 1998 and $149,000 in fiscal 1997 resulted primarily from interest on the line of credit established in May 1997, capital lease interest and other debt. Gross interest expense of $94,000 in fiscal 1996 resulted from interest on capital leases.

         INCOME TAX EXPENSE (BENEFIT). The $25,000 and the $1.9 million income tax benefit for fiscal 1998 and 1997 results from the tax benefit associated with the loss following the Recall. The 15% effective tax rate in 1998 (after offsetting the impact of the non-deductible settlement with the U.S. Government discussed previously) and the 13% effective tax benefit rate in 1997 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available. The effective income tax rate for fiscal 1996 of 39% varies from the federal statutory tax rate of 34% primarily due to the effective tax rate of California and other state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At August 29, 1998, we had working capital of $1.7 million compared to working capital of $1.3 million at August 31, 1997. The increase resulted primarily from cash provided from operations. At August 29, 1998, the Company had cash, cash equivalents and short term investments of $3.2 million, the same balance we reported at the end of 1997.

         Net cash provided by operating activities in fiscal 1998 was $1.5 million. This consisted of the net loss plus depreciation, amortization and the US Government settlement, a reduction in inventory, and the collection of refundable income taxes from 1997, offset by decreases in other accrued expenses. Net cash used in investing activities for fiscal 1998 was $284,000, consisting primarily of capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment and coolers offset by sale of short-term investments. Net cash used in financing activities for fiscal 1998 was $290,000, consisting primarily of payments of long-term debt and capital lease obligations offset by the sale of common stock through stock option exercises.

         We had purchase commitments for the future delivery of raw materials as of August 29, 1998, approximately $1.3 million of which are under one-year contracts to be completed through August 1999. One three-year contract is also open, requiring purchase of $2.0 million of raw material product, and is to be completed by May 1999.

         We've used, and expect to continue to use, both operating and capital lease financing to obtain coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. We are currently discussing additional lease lines with several companies, although we don't have any commitments from a leasing company and there can be no assurance that we will obtain the requested commitment. If we don't obtain adequate lease other financing, our ability to obtain needed equipment may negatively impact our operations. At August 29, 1998, we owed $165,000 for capital lease obligations, primarily related to leasing of production equipment and delivery vehicles.

         In May 1997, we entered into a Loan and Security Agreement ("Security Agreement") with a lender, which provides a revolving line of credit up to $5 million. Our borrowings cannot exceed 85% of eligible accounts receivable ("Receivable Line") plus up to $500,000 for new capital equipment ("Equipment Line"). Eligible accounts receivable are defined in the Security Agreement and generally represent all trade accounts receivable less balances that are delinquent. We pay monthly interest on borrowings at prime plus 1.5% (10% at August 29, 1998). The Security Agreement ends on May 31, 1999 and all borrowed amounts will be due. We paid $47,000 in fees to obtain the Security Agreement and will incur a termination fee (ranging from 3% to 1% of the committed balance, depending upon the remaining loan term) if the Security Agreement is terminated prior to May 31, 1999. The Security Agreement contains certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. The interest rate changes to prime plus 2% if our adjusted net worth, as defined, is less than $14 million. We are required to pay interest on $2 million and, accordingly, borrowed approximately that amount under the Receivable Line at August 29, 1998. All of our assets are pledged as collateral under the Security Agreement. We don't know if we will be able to extend the Security Agreement beyond May 1999 or obtain another source of financing at terms acceptable to us. Our working capital would be negatively impacted and we may not have the ability to implement certain product extensions, growth plans or other business opportunities if an acceptable source of financing is not available.

         The increased costs associated with recovering from the impact of the Recall, our plans to invest in certain new market areas, and general corporate needs may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

         Based upon information currently available, we believe that our existing cash and cash equivalents and our current and anticipated borrowing capability will be adequate to meet its obligations as they become due in the next twelve months.

YEAR 2000

         Many existing computer systems use only the last two digits to identify a year. Consequently, as the year 2000 approaches, many systems do not yet recognize the difference in a year that begins with "20" instead of "19." This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

         We are currently taking steps to identify and address our internal Year 2000 issues. Our internal team, which has executive sponsorship, consists of both internal and external personnel. We have reviewed certain systems, including information systems, handheld computer systems, production systems and non-information systems such as phones. We have modified certain systems and have scheduled modifications on other systems. We have not yet addressed the readiness of third parties with which we have relationships other than to initiate inquiries with financial institutions. While we may obtain assurances from third parties regarding their Year 2000 readiness, we do not have any plans to otherwise assess their readiness and do not expect to perform such an assessment.

         While Year 2000 costs incurred to date have not been material, we will incur additional costs as we complete our readiness. We don't believe that the additional costs will be material, but we have not completed our assessment and can't offer assurance regarding the additional costs. We believe we are dedicating adequate resources toward attaining Year 2000 readiness, but there is no assurance that we will be successful in our efforts to address all Year 2000 issues. As with all companies, we also rely on other more widely used entities such as government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

         We have not developed a contingency plan in the event we experience potential failures. We intend to assess the need for contingency plans, but can't offer any assurance that we will successfully develop such plans for areas that might result in significant exposure.

         The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change. As we continue to study this issue, we may discover that actual results will differ materially from the estimates noted above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

         The following financial statements are filed as part of this Form 10-K:

                                                                                           PAGE
                                                                                           ----
Report of independent accountants                                                           21

Consolidated Balance Sheets, August 31, 1997 and August 29, 1998                            22

Consolidated Statements of Operations, three years in the period ended August 29, 1998      23

Consolidated Statements of Changes in Shareholders' Equity, three years in the period
     ended August 29, 1998                                                                  24

Consolidated Statements of Cash Flows, three years in the period ended August 29, 1998      25

Notes to Consolidated Financial Statements                                                  26


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information about executive officers and key employees required by this Item is included under the caption "Executive Officers and Directors" in
Part I on page 9. The information about directors is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 1999 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

       EXHIBIT
        NUMBER                         DESCRIPTION
       -------                         -----------
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

         10.9*     Registrant's 1994 Non-Employee Directors' Stock Option Plan
                   (and related stock option grant forms).

         10.13#    Loan and Security Agreement dated May 22, 1997 between the
                   Registrant and Coast Business Credit.

         23.1      Consent of independent accountants

         27.1      Financial Data Schedule

----------
* Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended August 31, 1994, as filed with the SEC.

** Incorporated by reference to Registrant's Registration Statement on Form SB-2, SEC File No. 33-71530-LA, as filed with the SEC on November 9, 1993, as amended.

# Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 1997.

         (b)      REPORTS ON FORM 8-K.

         1. On June 2, 1998, Odwalla filed a report on Form 8-K to report a settlement with five separate plaintiffs in previously reported legal matters.

         2. On July 31, 1998, Odwalla filed a report on Form 8-K to report that we had reached an agreement with the U.S. Attorney to plead guilty to sixteen shipments from one batch that contained adulterated, unpasteurized apple juice. The introduction of shipments of an adulterated food product in interstate commerce, even when done unknowingly, is a misdemeanor crime under Federal law.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Odwalla, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Odwalla, Inc. and its subsidiary at August 29, 1998 and August 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 29, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

San Francisco, California
October 26, 1998

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   AUGUST 31,       AUGUST 29,
                                                                                        1997             1998
                                                                                    --------         --------
Current assets
     Cash and cash equivalents                                                      $  2,217         $  3,191
     Short term investments                                                            1,008               --
     Trade accounts receivable, less allowance for doubtful
         accounts of $592 and $588                                                     4,610            5,491
     Inventories                                                                       3,910            3,044
     Refundable income taxes                                                             660               --
     Prepaid expenses and other                                                          730              796
     Deferred tax asset, current                                                       1,095            1,164
                                                                                    --------         --------
            Total current assets                                                      14,230           13,686
                                                                                    --------         --------
Plant, property and equipment, net                                                    13,875           13,135
                                                                                    --------         --------
Other assets
     Officer and shareholder loans                                                       117               52
     Goodwill, net                                                                     1,333            1,225
     Covenants not to compete, net                                                       738              606
     Deferred tax asset, non-current                                                     410              366
     Other noncurrent                                                                    303              280
                                                                                    --------         --------
                Total other assets                                                     2,901            2,529
                                                                                    --------         --------
                Total assets                                                        $ 31,006         $ 29,350
                                                                                    ========         ========
Current liabilities
     Accounts payable                                                               $  5,395         $  5,339
     Accrued payroll and related items                                                 1,263            1,091
     Line of credit                                                                    2,014            2,044
     Other accruals                                                                    3,947            2,963
     Current maturities of capital lease obligations                                     212              159
     Current maturities of long-term debt                                                 99              421
                                                                                    --------         --------
            Total current liabilities                                                 12,930           12,017
Capital lease obligations, less current maturities                                       162                6
Long-term debt, less current maturities                                                  262              882
Other                                                                                     17               --
                                                                                    --------         --------
Total liabilities                                                                     13,371           12,905
                                                                                    --------         --------
Commitments and contingencies (Note 4)

Shareholders' equity
     Preferred stock, no par value, shares authorized, 5,000,000;  no shares
         issued or outstanding                                                            --               --
     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 5,024,000 and 5,061,000                              29,310           29,499
     Retained earnings (deficit)                                                     (11,675)         (13,054)
                                                                                    --------         --------
Total shareholders' equity                                                            17,635           16,445
                                                                                    --------         --------
Total liabilities and shareholders' equity                                          $ 31,006         $ 29,350
                                                                                    ========         ========



          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            YEAR ENDED
                                            ------------------------------------------
                                              1996             1997             1998
                                            --------         --------         --------
Net sales                                   $ 59,197         $ 52,630         $ 59,088

Cost of sales                                 29,889           27,650           29,236
                                            --------         --------         --------

    Gross profit                              29,308           24,980           29,852
                                            --------         --------         --------
Operating expenses
    Sales and distribution                    20,158           22,046           19,886
    Marketing                                  2,257            2,844            2,582
    General and administrative                 6,206            8,119            7,383
    Recall and related costs                      --            6,518            1,242
                                            --------         --------         --------

            Total operating expenses          28,621           39,527           31,093
                                            --------         --------         --------

Income (loss) from operations                    687          (14,547)          (1,241)

Other (expense) income, net                      346              210             (163)
                                            --------         --------         --------

Income (loss) before income taxes              1,033          (14,337)          (1,404)

Income tax (expense) benefit                    (400)           1,901               25
                                            --------         --------         --------

Net income  (loss)                          $    633         $(12,436)        $ (1,379)
                                            ========         ========         ========


Basic net income (loss) per share           $   0.13         $  (2.49)        $  (0.27)
                                            ========         ========         ========

Shares used in per share amounts               4,921            4,988            5,045
                                            ========         ========         ========


Diluted net income (loss) per share         $   0.12         $  (2.49)        $  (0.27)
                                            ========         ========         ========

Shares used in per share amounts               5,337            4,988            5,045
                                            ========         ========         ========



          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             Common Stock             Retained
                                                       -----------------------        earnings
                                                        Shares         Amount         (deficit)          Total
                                                      --------        --------        --------         --------
Balance, September 1, 1995                               4,891        $ 28,371        $    128         $ 28,499

   Exercise of common stock options, including
      related tax benefits                                  54             442              --              442
   Net income for the year                                  --              --             633              633
                                                      --------        --------        --------         --------

Balance, August 31, 1996                                 4,945          28,813             761           29,574

   Exercise of common stock options, including
      related tax benefits                                  79             497              --              497
   Net loss for the year                                    --              --         (12,436)         (12,436)
                                                      --------        --------        --------         --------

Balance, August 31, 1997                                 5,024          29,310         (11,675)          17,635

   Exercise of common stock options, including
      related tax benefits                                  37             189              --              189
   Net loss for the year                                    --              --          (1,379)          (1,379)
                                                      --------        --------        --------         --------

Balance, August 29, 1998                                 5,061        $ 29,499        $(13,054)        $ 16,445
                                                      ========        ========        ========         ========



          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                                1996             1997            1998
                                                              --------         --------         --------
Cash flows from operating activities
   Net income (loss)                                          $    633         $(12,436)        $ (1,379)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                            1,288            1,936            2,084
         Amortization                                              244              273              251
         US Government settlement                                   --               --            1,242
         Deferred taxes                                           (276)          (1,198)             (25)
         Loss (gain) on sale of assets                             202              (25)             (50)
         Changes in assets and liabilities
            Trade accounts receivable                           (1,824)             692             (881)
            Inventories                                         (1,708)            (615)             866
            Refundable income taxes                                 --             (660)             660
            Prepaid expenses and other current assets             (391)             234              (67)
            Other noncurrent assets                                 11               16               77
            Accounts payable                                       948               87              (57)
            Accrued payroll and related items                       98              167             (172)
            Other accrued liabilities                              448            3,357           (1,001)
            Income taxes payable                                  (129)            (281)              --
                                                              --------         --------         --------
Net cash provided by (used in) operating activities               (456)          (8,453)           1,548
                                                              --------         --------         --------

Cash flows from investing activities
   Capital expenditures                                         (5,681)          (3,016)          (1,422)
   Proceeds from short-term investments, net                       272            5,430            1,008
   Proceeds from sale of assets                                     57              145              130
                                                              --------         --------         --------
Net cash provided by (used in) investing activities             (5,352)           2,559             (284)
                                                              --------         --------         --------

Cash flows from financing activities
   Principal payments under long-term debt                        (197)            (153)            (301)
   Net borrowings under line of credit                              --            2,014               31
   Payments of obligations under capital leases                   (248)            (222)            (209)
   Sale of common stock                                            442              497              189
                                                              --------         --------         --------
Net cash provided by (used in) financing activities                 (3)           2,136             (290)
                                                              --------         --------         --------

Net increase (decrease) in cash and cash equivalents            (5,811)          (3,758)             974

Cash and cash equivalents, beginning of period                  11,786            5,975            2,217
                                                              --------         --------         --------

Cash and cash equivalents, end of period                      $  5,975         $  2,217         $  3,191
                                                              ========         ========         ========

Cash paid during the year for:
   Interest                                                   $     94         $    123         $    315
   Income taxes                                               $    219         $    203         $      1



Noncash investing and financing activities: During 1996, we purchased property in Dinuba by issuing a $225,000 note payable. During 1997, we purchased property in Half Moon Bay by assuming a $230,000 mortgage and $45,000 of assessment bonds. In 1998, we entered into a settlement with the US Government, as discussed in Note 4, which requires us to pay $1.5 million over a five-year period.



          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company. Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded fresh juice and beverage company in the country, serving selected markets in the western, midwest and mid-Atlantic regions of the United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies, all natural meal replacement beverages, geothermal natural spring water and all-natural food bars.

   Basis of presentation and principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Odwalla Canada, Inc. We have eliminated all significant intercompany balances and transactions. Beginning September 1, 1997, we changed our annual reporting periods to the 52 or 53 week period ending on the Saturday nearest August 31. The change doesn't materially impact the comparability of information presented in these financial statements. All references to years refer to the Company's fiscal year. In these financial statements, our fiscal years ended August 31, 1996 and 1997 and August 29, 1998.

   Use of estimates. To comply with generally accepted accounting principles, we make estimates and use assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Our most significant estimates are related to the collectibility of accounts receivable, reserves for products to be returned and reserves for inventory that may not be useable. We also use estimates to determine the carrying value of goodwill and purchased intangibles. Actual results may differ from our estimates.

   Cash, cash equivalents and short term investments. We consider all investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are reported at amortized cost, which approximates fair value. The following schedule summarizes the estimated fair value of our cash, cash equivalents and short-term investments (in thousands):

                                   AUGUST 31,    AUGUST 29,
                                        1997          1998
                                   ---------     ---------
Cash and cash equivalents:
   Cash                               $1,247        $1,092
   Money market funds                    970         2,099
                                      ------        ------
                                      $2,217        $3,191
                                      ======        ======

Short term investments
   U. S. Government securities        $1,008        $   --
                                      ======        ======



Interest earned on cash, cash equivalents and short-term investments was $314,000 and $159,000 in 1997 and 1998.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Our inventories consist of the following (in thousands):


                                 AUGUST 31,    AUGUST 29,
                                      1997          1998
                                 ---------     ---------
Raw materials                       $2,657        $1,755
Packaging supplies and other           420           485
Inventory deposits                     329           223
Finished product                       504           581
                                    ------        ------

   Total                            $3,910        $3,044
                                    ======        ======

   Plant, property, equipment and depreciation. Plant, property and equipment are stated at the lower of cost or, if impaired, the fair value at date of impairment. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets. For leasehold improvements, the amortization period is the shorter of the estimated useful life or the remaining lease term. Amortization of assets under capital leases is based upon the shorter of the lease term or useful life of the leased asset and is included with depreciation expense.

   Estimated useful lives that we use are as follows:

     Buildings and building improvements ....................    7 to 35 years
     Leasehold improvements..................................    3 to 15 years
     Machinery and equipment.................................    3 to 15 years
     Vehicles................................................          5 years
     Other...................................................     3 to 7 years

   Property and equipment consisted of the following (in thousands):

                                                     AUGUST 31,        AUGUST 29,
                                                          1997              1998
                                                     ---------         ---------
Land                                                  $  1,046         $  1,046
Buildings and building improvements                      7,097            7,205
Leasehold improvements                                   2,441            2,490
Machinery and equipment                                  6,612            7,054
Vehicles                                                   530              538
Other                                                    2,667            3,179
                                                      --------         --------
                                                        20,393           21,512
Less accumulated depreciation and amortization          (6,518)          (8,377)
                                                      --------         --------

Plant, property and equipment, net                    $ 13,875         $ 13,135
                                                      ========         ========

    Goodwill and covenants not to compete. We record goodwill when the cost of net assets we acquire exceeds their fair value. Goodwill is amortized on a straight-line basis over a 15-year period. We regularly perform reviews to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If there is impairment in the future, we will measure the amount of the loss based on

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

    We entered into covenants not to compete when we acquired certain businesses. The cost is amortized on a straight-line basis over the life of the agreements, currently 5 to 10 years.

   Goodwill and Covenants not to compete consisted of the following (in thousands):

                                                   AUGUST 31,          AUGUST 29,
                                                         1997                1998
                                                   ----------          ----------
      Goodwill                                     $    1,620          $   1,620
      Accumulated amortization                           (287)              (395)
                                                   ----------          ---------
      Net                                          $    1,333          $   1,225
                                                   ==========          =========

      Covenants not to compete                     $    1,100          $   1,100
      Accumulated amortization                           (362)              (494)
                                                   ----------          ---------
      Net                                          $      738          $     606
                                                   ==========          =========

    Concentration of credit risk. Odwalla operates a multi-faceted business, both manufacturing and distribution. Many circumstances could have an unfavorable impact on our operating results. Examples include unfavorable weather impact on raw materials, changes in government regulations, changes in consumer demands or the emergence of significant competitors. A significant portion of our business and our customers are currently concentrated in Northern California.

    We are also subject to risks related to our significant trade accounts receivable, although our customer base is generally diversified in each of our market areas due to the number of accounts that we service. We perform ongoing evaluations of customer credit to reduce the risk associated with accounts receivable. We maintain reserves for estimated credit losses, based on specific customers, historical trends and other information, and those losses have historically been within our expectations.

    One customer represented approximately 14%, 12% and 13% of sales in 1996, 1997, and 1998.

    Revenue recognition. We recognize sales when products are delivered to our customers. Most of our sales are through our own direct-store-delivery or DSD system. We usually guarantee that sales through our DSD system will be sold to consumers and we record a reserve for products estimated to be returned. Most of our sales to independent distributors are not guaranteed.

    Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants under the treasury stock method. This presentation is different this year as Financial Accounting Standards Board Statement No. 128 ("FAS 128"), Earnings Per Share, is now effective. FAS 128 establishes new accounting standards for the computation and manner of presentation of the Company's earnings per share.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                                            YEAR ENDED
                                                             -----------------------------------------
                                                               1996            1997             1998
                                                             --------        --------         --------
Basic:
  Weighted average common shares outstanding                    4,921           4,988            5,045
  Net income (loss)                                          $    633        $(12,436)        $ (1,379)
  Per share amount                                           $   0.13        $  (2.49)        $  (0.27)

Diluted:
  Weighted average common shares outstanding                    4,921           4,988            5,045
  Equivalent shares issuable upon exercise of options             416              --               --
                                                             --------        --------         --------
  Shares used in per share amounts                              5,337           4,988            5,045
  Net income (loss)                                          $    633        $(12,436)        $ (1,379)
  Per share amount                                           $   0.12        $  (2.49)        $  (0.27)

    We had no dilutive common equivalent shares during fiscal 1997 or 1998 due to the reported net loss.

2. OFFICER AND SHAREHOLDER LOANS

         Officer and shareholder loans bear interest at rates generally from 7.0% to 7.5% and are due at various dates through 2001.

3. DEBT

LINE OF CREDIT

         In May 1997, we entered into a Loan and Security Agreement ("Security Agreement") with a lender which provides a revolving line of credit up to $5 million. Our borrowings cannot exceed 85% of eligible accounts receivable ("Receivable Line") plus up to $500,000 for new capital equipment ("Equipment Line"). Eligible accounts receivable are defined in the Security Agreement and generally represent all trade accounts receivable less balances that are delinquent. We pay monthly interest on borrowings at prime plus 1.5% (10% at August 29, 1998). We currently borrow only under the Receivable Line. If we borrow under the Equipment Line, we would pay interest only for the first three months and then pay monthly interest and principal payments using a 45 month amortization schedule. The Security Agreement ends on May 31, 1999 and all borrowed amounts will be due. We paid $47,000 in fees to obtain the Security Agreement and will incur a termination fee (ranging from 3% to 1% of the committed balance, depending upon the remaining loan term) if the Security Agreement is terminated prior to May 31, 1999.

         The Security Agreement contains certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. The interest rate changes to prime plus 2% if our adjusted net worth, as defined, is less than $14 million. We are required to pay interest on $2 million whether or not we borrow that amount and, accordingly, borrowed approximately $2 under the Receivable Line at August 29, 1998.

         Also in May 1997, we entered into a separate Loan Agreement ("Loan Agreement") with another party to provide a $1 million facility under the same terms noted for the Security Agreement. The Loan Agreement expired in May 1998. We also issued a warrant for 7,000 shares of common stock at $12.50 per share (fair market value at

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



issue date) under the Loan Agreement. The fair value of the warrant, which expires in May 2002, is not significant to these financial statements.

         All of our assets are pledged as collateral under the Security
Agreement.

LONG-TERM DEBT

         As part of our plea agreement with the US Government discussed in Note 4, we agreed to pay $1.5 million over a five-year period, without interest. Generally accepted accounting principles require that we impute interest, which means that we record the obligation on a discounted basis and charge the income statement with interest expense (in this situation, at 9.5% per year) over the five-year period. The discounted amount recorded in July 1998 was $1,242,000. The US Government may file a lien on all of our assets under the plea agreement but, if they do, has agreed to allow the Security Agreement holder to retain priority interest in our assets.

         In October 1996, we assumed a $230,000 mortgage and $45,000 of Half Moon Bay assessment bonds when we purchased land adjacent to our Half Moon Bay administrative offices. Mortgage terms include interest at 8.75% per annum and monthly principal and interest payments until maturity in 1999 when the remaining balance of approximately $220,000 is due. The Half Moon Bay assessment bonds bear interest at 7% per annum and require annual principal and interest payments to 2006.

         The carrying value of debt approximates its fair value except that we carry the value of the US Government debt at cost less imputed interest, as discussed above, as there is no reasonable way to evaluate this non-interest bearing obligation.

         The following summarizes long-term debt (in thousands):

                                                       AUGUST 31,      AUGUST 29,
                                                             1997            1998
                                                       ----------      ----------
Mortgage on Half Moon Bay property                         $  226          $  221
US Government obligation                                       --           1,040
Bonds on Half Moon Bay property                                45              42
Promissory note (interest at 5%)                               75              --
Various equipment loans (interest from 9% to 14%)              15              --
                                                           ------          ------
                                                              361           1,303
Less current portion                                           99             421
                                                           ------          ------
                                                           $  262          $  882
                                                           ======          ======

4. COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES

         Odwalla leases office space, branch distribution facilities, equipment and vehicles under various operating leases, including the related party lease described below. These leases expire at various dates through 2007 and many facility leases contain renewal options. Most property leases require us to pay utilities, property taxes and common maintenance costs. Total operating lease rent expense was $3.5 million, $5.5 million and $5.5 million for the years ended in 1996, 1997 and 1998. Odwalla also leases some furniture, equipment and vehicles under capital leases expiring through 2000.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The following table lists property under capital leases by major classes (in thousands):

                                                AUGUST 31,         AUGUST 29,
                                                      1997              1998
                                                ----------         ----------
Machinery and equipment                            $   971           $   971
Vehicles                                               140               140
Other                                                   84                84
                                                   -------           -------
                                                     1,195             1,195
Less accumulated amortization                         (410)             (638)
                                                   -------           -------

Net leased equipment under capital leases          $   785           $   557
                                                   =======           =======

             Future net minimum lease payments under existing capital and operating leases as of August 29, 1998, are as follows (in thousands):


                                                                    CAPITAL         OPERATING
             YEAR ENDING IN AUGUST                                   LEASES           LEASES
             ---------------------                                  -------         ---------
             1999                                                    $ 166          $  4,568
             2000                                                        8             3,514
             2001                                                        -             2,029
             2002                                                        -               443
             2003                                                        -               290
             Thereafter                                                  -               975
                                                                    ------          --------
                                                                       174          $ 11,819
                                                                                    ========
             Less amount representing interest                         (9)
                                                                    ------
             Present value of net minimum lease payments               165
             Less current maturities                                  (159)
                                                                    -------
             Long-term portion                                      $    6
                                                                    ======

         We occasionally sublease portions of our leased facilities to third parties under short-term agreements. We earned $71,000, $73,000 and $54,000 under sublease agreements in 1996, 1997 and 1998.

RELATED PARTY LEASE

         Our storage facility and offices in Davenport, California, were leased from a partnership of which Mr. Steltenpohl, the Company's Chairman, is a significant partner. We entered into an agreement to terminate our lease for this facility as of September 30, 1998, which represented an early termination, for a $10,000 cash payment and certain equipment valued at approximately $13,000. In each of the last three years, we paid approximately $112,000 in rent for this facility.

RAW MATERIAL CONTRACTS

         Odwalla signs purchase commitments for the future delivery of selected raw materials, primarily purees. Approximately $1.3 million of commitments are under one-year contracts to be completed through August 1999. One three-year contract requires purchase of $2.0 million of product, and is to be completed by May 1999.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



RECALL AND RELATED COSTS

         On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice.

         Twenty-two personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the Recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Seventeen of these claims and proceedings have been settled. In addition, approximately 585 other claims for damages resulting from the Recall were presented to our insurance carrier and approximately 570 of those claims have been settled. Settlement of the personal injury legal proceedings and claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate. Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

         In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the
E. coli O157:H7 incident and related issues. In July 1998, we entered into a misdemeanor plea agreement with the United States, concerning 16 shipments in October 1996 of unpasteurized apple juice from a single contaminated batch. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. Government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five-year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety. The net present value of the payments, $1.24 million, was recorded as a Recall and related cost in fiscal 1998.

         Odwalla incurred significant costs related to the Recall, including legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product and now obsolete packaging supplies, advertising and public relations costs, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. Total Recall and related costs in fiscal 1997 were $6,518,000, including a $2.3 million reserve for future legal costs related to the Recall. Approximately $1.3 million of this reserve remains at August 29, 1998. Recall and related costs recorded in 1998 represent the net present value of the US Government settlement.

         Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. We submitted a claim to our insurance carriers for product recall costs and for business losses incurred due to the Recall. The amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

5. SHAREHOLDERS' EQUITY

         Warrants. The underwriters of Odwalla's initial public offering in December 1993 were issued warrants to purchase 105,000 shares of common stock at $7.20 per share. These warrants expire in December 1998.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Stock Option Plans. Under the Stock Option Plan, incentive stock options could be granted to employees and nonstatutory stock options could be granted to employees, directors or consultants. In December 1994, the Board of Directors adopted the 1994 Non-Employee Directors' Stock Option Plan ("Directors' Plan") and, in January 1995, the shareholders approved this plan. Incentive options may be granted at an exercise price not less than 100% of fair market value on the grant date; nonstatutory options may be granted at an exercise price not less than 85% of fair market value on the grant date. The options generally vest one-sixtieth per month from the grant date, although approximately 85,000 outstanding nonstatutory options vested immediately on the grant date. Directors' Plan options may be granted at an exercise price not less than 100% of fair market value and generally vest quarterly over a five-year period. In general, options terminate ten years from date of grant.

         In April 1997, Odwalla's shareholders approved the 1997 Stock Incentive Plan ("1997 Plan") which replaced both the Stock Option Plan and the Directors' Plan. The 1997 Plan consists of three programs: (i) a Discretionary Option Grant Program ("Discretionary Program"), (ii) a Stock Issuance Program ("Stock Program"), and (iii) an Automatic Option Grant Program ("Automatic Program"). A total of 1,648,475 shares of Common Stock are reserved for issuance under the 1997 Plan, which includes all outstanding options under the Stock Option Plan and Directors' Plan.

         The Discretionary Program allows us to issue both incentive and non-qualified stock options, at an exercise price not less than 100% of fair market value on the grant date, which expire ten years or less from the grant date; vesting is generally in a series of installments measured from the grant date. The Stock Program allows us to issue Common Stock directly for cash, promissory note or for past services with no cash payment; vesting may be immediate or in one or more installments. The Automatic Program awards 5,000 shares of Common Stock to each non-employee Board member upon initial election or appointment and 3,000 shares of Common Stock at each annual shareholders meeting. Awards under the Automatic Program are made at an exercise price equal to the closing fair market value of the Company's common stock on the award date, will have a maximum term of ten years from the grant date and vest in annual installments over a four year period at the 5,000 share award level and after one year for the 3,000 share award level. Under all programs of the 1997 Plan, accelerated vesting provisions apply in certain situations.

         The activity under the above plans was as follows:

                                 SHARES AVAILABLE     OPTIONS        OPTION PRICE      WEIGHTED AVERAGE
                                   FOR GRANT        OUTSTANDING        PER SHARE        PRICE PER SHARE
                                 ----------------   -----------      ------------      ----------------
Balance at September 1, 1995         316,137          701,064        $  3.33-$8.62         $    6.04

Additional shares reserved           266,500               --
Options granted                     (270,906)         270,906        $20.25-$22.28         $   20.55
Options exercised                         --          (59,625)       $ 3.33-$20.25         $    6.68
Options canceled                      46,471          (46,471)       $ 3.90-$20.25         $    8.20
                                    --------         -------
Balance at August 31, 1996           358,202          865,874        $ 3.33-$22.28         $   10.30

Additional shares reserved           450,000               --
Options granted                     (533,329)         533,329        $10.25-$13.75         $   11.49
Options exercised                         --          (78,163)       $ 3.33-$10.25         $    6.11
Options canceled                     422,205         (422,205)       $ 3.33-$22.28         $   16.64
                                    --------         -------
Balance at August 31, 1997           697,078          898,835        $ 3.33-$13.75         $    8.59
Options granted                     (491,915)         491,915        $ 7.88-$12.50         $   10.36

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Options exercised                         --          (35,182)        $3.90-$10.62         $    5.38
Options canceled                     114,919         (114,919)        $3.33-$13.75         $   10.51
                                    --------         --------
Balance at August 29, 1998           320,082          898,835         $3.33-$13.75         $    9.18
                                    ========         ========

         We follow Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted. All options that we have granted were at exercise prices at or above fair market value of the common stock. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1996, 1997 and 1998 is not likely to be representative of the pro forma impact in future years.

         We have elected to use the Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable single measure of fair value of our employee stock options. Inputs used for the valuation model are as follows for 1996, 1997 and 1998: dividend yield of 0% for all years; expected volatility of 5.1%, 5.1% and 5.2% for all years; risk-free interest rates of 6.1%, 6.0% and 6.1%; and expected lives approximating 5 years for all years.

         Had the fair value of the options been calculated in accordance with FAS 123, net income (loss) would have been $242,000, $(13,293,000) and $(1,786,000) and net income (loss) per share would have been $0.04, $(2.66) and $(0.35) for fiscal 1996, 1997 and 1998.

         There were 408,113, 457,569 and 682,498 options exercisable at the end of fiscal 1996, 1997 and 1998. The weighted average exercise price of options exercisable at the end of 1996, 1997 and 1998 was $8.35, $8.54 and $8.05 per share. At August 29, 1998, a total of approximately 1,648,475 shares of Common Stock have been reserved for issuance under the Company's stock option plans.

         The following table summarizes information about options outstanding at August 29, 1998:

                                             Weighted Average       Weighted                          Weighted
           Range of                              Remaining           Average                           Average
           Exercise            Number           Contractual         Exercise         Number           Exercise
             Price          Outstanding        Life (years)           Price        Exercisable          Price
           --------         -----------      ----------------       --------       -----------        --------
        $3.33 - $6.66          321,465              6.5               $5.14           308,914           $5.11
      $7.825 - $10.625         669,784              8.7              $10.01           269,860           $9.67
       $11.28 - $13.75         249,400              5.6              $12.61           103,724          $12.59
                             ---------                                                -------
                             1,240,649              7.5               $9.18           682,498           $8.05
                             =========                                                =======

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. EMPLOYEE BENEFIT PLAN

         Odwalla matches 10% of each employee's contribution to our 401(k) Employee Benefit Plan ("Plan"). Odwalla contributions to the Plan approximated $36,000, $46,000 and $45,000 in 1996, 1997 and 1998.

7.       TAXES ON INCOME

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide a valuation allowance against certain deferred tax assets due to the uncertainty of whether we will ultimately realize their benefit.

         Deferred tax assets consist principally of the following (in thousands):


                                    AUGUST 31,       AUGUST 29,
                                          1997            1998
                                    ----------       ----------
Reserves and accruals                  $ 1,800         $ 1,475
Net operating loss carryforward          3,200           3,613
Tax credits                                 62              61
Property, plant and equipment             (319)           (237)
Inventories                                 30              28
State taxes                                 --              --
Other                                      102              --
                                       -------         -------
                                         4,875           4,940
Less valuation allowance                (3,370)         (3,410)
                                       -------         -------
Net deferred tax asset                 $ 1,505         $ 1,530
                                       =======         =======

         The Company's effective tax rate differs from the federal statutory rate as follows:

                                                         YEAR ENDED
                                              ------------------------------
                                              1996         1997         1998
                                               ---          ---          ---
Federal statutory tax rate                      34%         (34)%        (34)%
State income taxes                               5           (5)          (5)
Deferred tax asset valuation allowance          --           25           12
Benefit of net operating loss carryback         --           (5)          --
Permanent differences and other                 (6)           5           25
Taxes for prior periods                          6            1           --
                                               ---          ---          ---
                                                39%         (13)%         (2)%
                                               ===          ===          ===

         The permanent difference in 1998 results from the settlement with the US Government described previously.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Taxes on income consisted of the following (in thousands):

                                                     YEAR ENDED
                                     ---------------------------------------
                                       1996            1997            1998
                                     -------         -------         -------
Current:
     Federal                         $   429         $  (660)        $    --
     State                               127              --              --
                                     -------         -------         -------
                                         556            (660)             --
                                     -------         -------         -------

Deferred:
     Federal                            (130)         (3,970)            (68)
     State                               (26)           (641)              3
                                     -------         -------         -------
                                        (156)         (4,611)            (65)
                                     -------         -------         -------
                                         400          (5,271)            (65)
Change in valuation allowance             --           3,370              40
                                     -------         -------         -------

                                     $   400         $(1,901)        $   (25)
                                     =======         =======         =======


         At August 29, 1998, we had federal and state net operating loss carryforwards of $9.1 million and $5.2 million, respectively, which expire between 2002 and 2018.

         During 1996 and 1997, we recognized tax savings from deductions associated with our stock option plans in the amount of $42,000 and $1,000. There were no tax savings in 1998. These benefits are recorded as an increase in shareholders' equity.

8. RELATED PARTY TRANSACTIONS

         We retained a current board member for consulting services and incurred fees of $40,000 and $27,500 in 1997 and 1998. Odwalla incurred consulting fees of $35,000 and $29,000 during 1996 and 1997 by utilizing a company owned by one of our former directors. Finally, we recorded executive recruitment fees of $74,000 in 1996 by utilizing a company of which one of Odwalla's former directors is a partner.

9. OTHER (EXPENSE) INCOME, NET

         Other (expense) income consisted of the following (in thousands):


                                   YEAR ENDED
                        ----------------------------------
                         1996          1997          1998
                        -----         -----         -----
Interest income         $ 635         $ 322         $ 160
Interest expense          (94)         (149)         (366)
Other                    (195)           37            43
                        -----         -----         -----

                        $ 346         $ 210         $(163)
                        =====         =====         =====

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The following summarizes activity in the allowance for doubtful accounts for the years shown (in thousands):


                                                                     YEAR ENDED
                                                          ----------------------------------
                                                           1996          1997          1998
                                                          -----         -----         -----
Allowance for doubtful accounts, beginning of year        $ 166         $ 306         $ 592
Bad debt expense for the year                               398           659           258
Accounts receivable written off during the year            (258)         (373)         (262)
                                                          -----         -----         -----

Allowance for doubtful accounts, end of year              $ 306         $ 592         $ 588
                                                          =====         =====         =====

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)


                                                               Basic and diluted
                        Net           Gross       Net income          net income
                      Sales          Profit            (loss)   (loss) per share
                      -----          ------       -----------   ----------------
1997
1st Quarter        $ 14,101        $  7,097         $ (4,844)        $     (0.98)
2nd Quarter          11,257           4,830           (3,042)              (0.61)
3rd Quarter          13,685           6,566           (1,820)              (0.36)
4th Quarter          13,587           6,487           (2,730)              (0.54)
                   --------        --------         --------

                   $ 52,630        $ 24,980         $(12,436)        $     (2.49)
                   ========        ========         ========         ===========

1998
1st Quarter        $ 14,150        $  7,039         $   (175)        $     (0.03)
2nd Quarter          14,192           6,949             (274)              (0.05)
3rd Quarter          15,446           7,974              140                0.03
4th Quarter          15,300           7,889           (1,070)              (0.21)
                   --------        --------         --------

                   $ 59,088        $ 29,852         $ (1,379)        $     (0.27)
                   ========        ========         ========         ===========

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

SIGNATURE                                   TITLE                                       DATE
/s/ D. STEPHEN C. WILLIAMSON                Chairman of the Board, Chief             November 20, 1998
-------------------------------------       Executive Officer and Director
D. Stephen C. Williamson                    (Principal Executive Officer)


/s/ GREG A. STELTENPOHL                     Director                                 November 20, 1998
-------------------------------------
Greg A. Steltenpohl

/s/ RICHARD GRUBMAN                         Director                                 November 20, 1998
-------------------------------------
Richard Grubman

/s/ RANZELL NICKELSON, II                   Director                                 November 20, 1998
-------------------------------------
Ranzell Nickelson, II

/s/ MARTIN S. GANS                          Director                                 November 20, 1998
-------------------------------------
Martin S. Gans

/s/ JAMES R. STEICHEN                       Chief Financial Officer                  November 20, 1998
-------------------------------------       (Principal Financial and
James R. Steichen                           Accounting Officer)