Form 10-Q
period 1998-11-28
ODWALLA INC
filed 1999-01-12
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                 [ODWALLA LOGO]


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 28, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

        Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

               California                                     77-0096788
 -----------------------------------                    -----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation  or organization)                       Identification No.)

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

                             Yes  [X}      No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, no par value                5,060,651 shares
                (Class)                  (Outstanding at January 6, 1999)

                                                                  [ODWALLA LOGO]



                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1998


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of August 29, 1998
               and November 28, 1998.........................................  3

               Consolidated Statements of Operations for the thirteen week periods ended November 29, 1997 and November 28, 1998.........  4

               Consolidated Statements of Cash Flows for the thirteen week periods ended November 29, 1997 and November 28, 1998.........  5

               Notes to Consolidated Financial Statements....................  6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  8

Part II.  Other Information

    Item 1.    Legal Proceedings.......................................     18

    Item 6.    Exhibits and Reports on Form 8-K........................     19

                                                                  [ODWALLA LOGO]



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    AUGUST 29,   NOVEMBER 28,
                                                                          1998           1998
                                                                    ----------   ------------
Current assets
    Cash and cash equivalents                                         $  3,191       $  2,738
    Trade accounts receivable, less allowance for doubtful
       accounts of $588 and $666                                         5,491          5,386
    Inventories                                                          3,044          3,188
    Prepaid expenses and other                                             796            900
    Deferred tax assets                                                  1,164          1,238
                                                                      --------       --------
          Total current assets                                          13,686         13,450
                                                                      --------       --------
Plant, property and equipment, net                                      13,135         12,909
                                                                      --------       --------

Other assets
    Excess of cost over net assets acquired, net                         1,225          1,198
    Covenants not to compete, net                                          606            579
    Deferred tax assets                                                    366            377
    Other                                                                  332            318
                                                                      --------       --------
          Total other assets                                             2,529          2,472
                                                                      --------       --------
Total assets                                                          $ 29,350       $ 28,831
                                                                      ========       ========
Current liabilities
    Accounts payable                                                  $  5,339       $  5,593
    Accrued payroll and related items                                    1,091          1,441
    Line of credit                                                       2,044          1,987
    Other accruals                                                       2,963          2,544
    Current maturities of capital lease obligations                        159            112
    Current maturities of long-term debt                                   421            388
                                                                      --------       --------
          Total current liabilities                                     12,017         12,065
Long-term debt, less current maturities                                    888            800
                                                                      --------       --------
Total liabilities                                                       12,905         12,865
                                                                      --------       --------

Shareholders' equity (Note 6)
    Preferred stock, no par value, shares authorized, 5,000,000;
       no shares  issued  and outstanding
    Common stock, no par value, shares authorized, 15,000,000;
       shares issued and outstanding, 5,061,000 and 5,061,000           29,499         29,499
    Retained earnings (deficit)                                        (13,054)       (13,533)
                                                                      --------       --------
Total shareholders' equity                                              16,445         15,966
                                                                      --------       --------
Total liabilities and shareholders' equity                            $ 29,350       $ 28,831
                                                                      ========       ========


           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]



                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THIRTEEN          THIRTEEN
                                                        WEEKS             WEEKS
                                                        ENDED             ENDED
                                                 NOVEMBER 29,      NOVEMBER 28,
                                                         1997              1998
                                                 ------------      ------------
Net sales                                            $ 14,150          $ 15,332

Cost of sales                                           7,111             7,636
                                                     --------          --------

    Gross profit                                        7,039             7,696
                                                     --------          --------

Operating expenses
    Sales and distribution                              4,849             5,563
    Marketing                                             575               796
    General and administrative                          1,740             1,827
                                                     --------          --------

          Total operating expenses                      7,164             8,186
                                                     --------          --------

Loss from operations                                     (125)             (490)

Other income (expense)
    Interest income (expense), net                        (15)              (69)
    Other                                                 (61)               (4)
                                                     --------          --------

Loss before income taxes                                 (201)             (563)

Income tax benefit                                        (26)              (84)
                                                     --------          --------

Net loss                                             $   (175)         $   (479)
                                                     ========          ========

Net loss per common share                            $  (0.03)         $  (0.09)
                                                     ========          ========

Weighted average common shares
   outstanding                                          5,033             5,062
                                                     ========          ========


           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]



                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         THIRTEEN      THIRTEEN
                                                            WEEKS         WEEKS
                                                            ENDED         ENDED
                                                     NOVEMBER 29,  NOVEMBER 28,
                                                             1997          1998
                                                     ------------  ------------
Cash flows from operating activities
   Net loss                                               $  (175)      $  (479)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                         577           579
        Deferred taxes                                        (26)          (86)
        Loss from disposal of assets                           --            83
        Changes in assets and liabilities
          Trade accounts receivable                          (343)          106
          Inventories                                         119          (145)
          Refundable income taxes                             660            --
          Prepaid expenses and other current assets          (161)         (104)
          Other noncurrent assets                              --            13
          Accounts payable                                   (264)          254
          Accrued payroll and related items                   245           351
          Other accrued liabilities                          (508)         (420)
                                                          -------       -------
Net cash provided by operating activities                     124           152
                                                          -------       -------

Cash flows from investing activities
   Capital expenditures                                      (194)         (378)
   Proceeds from short-term investments, net                1,008            --
                                                          -------       -------
Net cash provided by (used in) investing activities         2,523          (378)
                                                          -------       -------
Cash flows from financing activities
   Principal payments under long-term debt                    (14)         (115)
   Net borrowings under line of credit                         56           (58)
   Payments of obligations under capital leases               (50)          (54)
   Sale of common stock                                       130            --
                                                          -------       -------
Net cash provided by (used in) financing activities           122          (227)
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents        1,060          (453)

Cash and cash equivalents, beginning of period              2,217         3,191
                                                          -------       -------
Cash and cash equivalents, end of period                  $ 3,277       $ 2,738
                                                          =======       =======


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary ("Odwalla" or "Company") at November 28, 1998 and the related consolidated statements of operations and of cash flows for each of the thirteen-week periods ended November 29, 1997 and November 28, 1998 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 29, 1998 appearing in Odwalla's 1998 Annual Report on Form 10-K.

2.      INVENTORIES

        Inventories consist of the following (in thousands):

                                                   August 29,  November 28,
                                                        1998           1998
                                                   ---------   ------------
        Raw materials                               $  1,755      $   1,796
        Packaging supplies and other                     485            597
        Inventory deposits                               223            223
        Finished product                                 581            572
                                                    --------      ---------
        Total                                       $  3,044      $   3,188
                                                    ========      =========

3.      PLANT, PROPERTY AND EQUIPMENT

        Plant, property and equipment consist of the following (in thousands):

                                                   August 29,  November 28,
                                                        1998           1998
                                                   ---------   ------------
        Land                                        $  1,046      $   1,046
        Buildings and building improvements            7,205          7,205
        Leasehold improvements                         2,490          1,310
        Machinery and equipment                        7,054          7,200
        Vehicles                                         538            520
        Other                                          3,179          3,177
                                                    --------      ---------
                                                      21,512         20,458
        Less accumulated depreciation and
           amortization                               (8,377)        (7,549)
                                                    --------      ---------
        Plant, property and equipment, net          $ 13,135      $  12,909
                                                    ========      =========

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.      EARNINGS PER COMMON SHARE

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants under the treasury stock method. We had no dilutive common equivalent shares during either of the quarters presented due to the reported net loss.

5.      RECLASSIFICATION

        To conform with fiscal 1999 financial statement presentation, we reclassified certain fiscal 1998 expenses to be comparable to the new classification. The main reclassification was a $93,000 increase in fiscal 1998 sales and distribution costs and a corresponding decrease in general and administrative expenses.

6.      SUBSEQUENT EVENT

        On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our discretion. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or
(iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years.

        We will also pay fees and issue a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in five years. We expect the funding under this agreement to take place on or about January 27, 1999. Total costs of the transaction are not yet determined, but we estimate costs of approximately $700,000, including the financial advisor fees, reimbursement of certain costs of Catterton-Simon and other transaction costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

        This Form 10-Q includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-Q. Investors should read all of these risks carefully. Investors should also refer to Odwalla's Form 10-K for the year ended August 29, 1998, including our financial statements and related notes included in that Form 10-K, and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

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

        Our current product line consists of single-flavor and blended fruit and vegetable based juice products, meal replacement beverages, wholesome food bars and natural spring water. Except for our 100% fresh squeezed citrus line, all juices are minimally processed (some produced on a seasonal basis). These products are currently sold in California, Washington, Oregon, Colorado, New Mexico, Nevada, Texas, Illinois, Wisconsin, Arizona, Michigan, Minnesota, Pennsylvania, Maryland and the Washington, D.C. area.

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

        Twenty-two personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the Recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Eighteen of these claims and proceedings have been settled. Settlement of the personal injury legal proceedings and other Recall damage claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate. Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

        Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. We submitted a claim to our insurance carriers for product recall costs and for business losses incurred due to the Recall. The amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 29, 1998 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

        The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen-week periods ended November 29, 1997 and November 28, 1998. These periods represent the first quarter of each fiscal year. These operating results are not necessarily indicative of the results for any future period.

                                                         THIRTEEN       THIRTEEN
                                                            WEEKS          WEEKS
                                                            ENDED          ENDED
                                                     NOVEMBER 29,   NOVEMBER 28,
                                                             1997           1998
                                                     ------------   ------------
Net sales                                                   100.0%         100.0%
Cost of sales                                                50.3           49.8
                                                            -----          -----
Gross margin                                                 49.7           50.2
                                                            -----          -----
Operating expenses
  Sales and distribution                                     34.3           36.3
  Marketing                                                   4.1            5.2
  General and administrative                                 12.3           11.9
                                                            -----          -----
Loss from operations                                         (0.9)          (3.2)
Interest and other income (expense), net                     (0.5)
                                                                            (0.5)
Income tax benefit                                            0.2            0.6
                                                            -----          -----
Net loss)                                                    (1.2)%         (3.1)%
                                                            =====          =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



        NET SALES. Net sales for the first quarter of fiscal 1999 increased 8.4% to $15.3 million compared to $14.2 million in the first quarter of fiscal 1998. We experienced most of that growth in our DSD business in all market categories, and particularly in our newest markets. We also experienced growth in our distributor business, both in existing markets and in our expansion markets (Arizona, Chicago, Detroit, Minneapolis and Philadelphia) where our volume was minimal in the first quarter of fiscal 1998. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. Our food bar business, which was introduced at the very end of fiscal 1998, was also an important factor this quarter although food bar sales represented less than 5% of our net sales. We did not enter any new geographic markets in the first quarter of fiscal 1999.

        COST OF SALES. Cost of sales increased to $7.6 million in the first quarter of fiscal 1999 compared to $7.1 million for the same period during fiscal 1998. Gross margin as a percentage of net sales was 50.2% in the first quarter of fiscal 1999, an increase from 49.7% when compared to the first quarter of fiscal 1998. Gross margin increased primarily due to (a) favorable pricing and yield for fruit and other beverage ingredients and (b) decreases in product returns, offset to some extent by (c) introductory margins on new product, and (d) increases in labor and co-packing costs. The continued use of third party distributors also negatively affected gross margins.

        As we have previously mentioned, we don't expect fruit pricing to be as favorable in the second quarter of fiscal 1999 as previous winter quarters due to weather conditions affecting Florida oranges. In late December, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The impact on the California Valencia crop, much of which is produced in the San Joaquin valley, isn't yet known. The immediate affect of the freeze was to raise the price of the fresh oranges we purchase and, to a lesser extent, tangerines. Although we don't use California navel oranges extensively during this time of year, the overall supply of fresh citrus was reduced, resulting in increased prices.

        As a result of the citrus freeze, we may now be more dependent upon alternative and more expensive sources of fresh supply than in prior years. We will continue to use our extensive network of grower contacts to seek to obtain a continual supply of fresh ingredients. The affect on orange ingredient costs to Odwalla is not yet fully determined, but we may experience higher orange costs for the remainder of the fiscal year and possibly into the early fall. We expect that the impact of the freeze on second quarter financial results will result in an operating loss.

        In an attempt to offset the increased costs, we are implementing a price increase on many of our beverage products, although the price impact won't become effective until the latter part of the second quarter of fiscal 1999. At this time, we aren't able to determine either the extent to which consumers will accept the price increase or the degree by which the price increase will offset the expected costs of increased raw materials. The overall freeze impact may cause an operating loss beyond the second quarter and for fiscal 1999.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $5.6 million in the first quarter of fiscal 1999 compared to $4.8 million in the first quarter of fiscal 1998, and increased as a percentage of net sales to 36.3% from 34.3% last year. The increase, in both absolute dollars and as a percentage of net sales, results from an increase in our expansion efforts compared to last year and some increase in both sales and operations support structured for a higher sales volume than we achieved this quarter. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels. In both the sales and cost of sales discussions above, we mentioned the impact that the expanded use of third party distributors would have on each line item. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system, such as the Washington, D.C. area, will require an investment for some initial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



period. Expenses will also be affected as we experiment to find the proper mix between third party distributors and our DSD system in a given market. The perishable nature of most of our products and the stringent service standards established can make it difficult to find responsible distributors in some markets.

        In late December 1998, Mr. Doug Hrdlicka joined Odwalla as Senior Vice President, Sales and Operations. Mr. Hrdlicka has many years of sales and operations experience, including DSD and other distributor operations. After completing his review of our current organizational structure, Mr. Hrdlicka may suggest changes which could result in initial additional costs.

        MARKETING. Marketing expenses increased to $796,000 in the first quarter of fiscal 1999 compared to $575,000 in the first quarter of fiscal 1998, and increased as a percentage of net sales. Most of the change from last year results from increased product tastings, both in retail stores and at community events. We expect marketing expenses to increase in both dollars and as a percentage of net sales.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.8 million in the first quarter of fiscal 1999 from $1.7 million in the first quarter of fiscal 1998, and decreased as a percentage of net sales to 11.9% from 12.3% last year. The change was primarily due to an increase in payroll as several open positions were not filled until later in fiscal 1998. We don't expect general and administrative costs for the remainder of fiscal 1999 to increase significantly in absolute dollars when compared to the prior year. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. We will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

        INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $73,000 in the first quarter of fiscal 1999 compared to $76,000 in the first quarter last year. The net interest expense results primarily from borrowings under the line of credit and other existing debt.

        INCOME TAX BENEFIT. The $84,000 and $26,000 income tax benefit for the first quarters of 1999 and 1998 results from the tax benefit associated with the loss following the Recall. The 15% effective tax rate in 1999 and the 13% effective tax benefit rate in 1998 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on our future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

        At November 28, 1998, we had working capital of $1.4 million compared to working capital of $1.7 million at August 29, 1998. The decrease resulted primarily from cash provided from operations offset by capital asset purchases and normal debt payments. At November 28, 1998, we had cash and cash equivalents of $2.7 million, compared to $3.2 million August 29, 1998.

        Net cash provided by operating activities in the first quarter of fiscal 1999 was $152,000. This consisted of the net loss plus depreciation and amortization, a reduction in trade accounts receivable, and the increase in accounts payable, offset by decreases in payroll and other accrued expenses. Net cash used in investing activities in the first quarter of fiscal 1999 was $378,000, consisting primarily of capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment. Net cash used in financing activities in the first quarter of fiscal 1999 was $227,000, consisting of scheduled debt and capital lease payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



        We've used, and expect to continue to use, both operating and capital lease financing to obtain coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. We are currently discussing additional lease lines with several companies, although we haven't completed a transaction with a leasing company and there can be no assurance that we will finalize the proposed transaction. If we don't obtain adequate lease or other financing, our ability to obtain needed equipment may negatively affect our operations.

        On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our discretion. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or
(iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in five years. We will also pay fees and issue a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in seven years. We expect the funding under this agreement to take place on or about January 27, 1999. Total costs of the transaction are not yet determined, but we estimate costs of approximately $700,000, including the financial advisor fees, reimbursement of certain costs of Catterton-Simon and other transaction costs.

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

        We are currently taking steps to identify and address our internal Year 2000 issues. Our team, which has executive sponsorship, consists of both internal and external personnel. We have reviewed certain systems, including information systems, handheld computer systems, production systems and non-information systems such as phones. We have modified certain systems and have scheduled modifications on other systems. We have not yet addressed the readiness of third parties with which we have relationships other than to initiate inquiries with financial institutions. While we may obtain assurances from third parties regarding their Year 2000 readiness, we do not have any plans to otherwise assess their readiness and do not expect to perform such an assessment.

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

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

        PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, meal replacement beverages, wholesome food bars and natural spring water. Except for our 100% fresh squeezed citrus line, all juices are minimally processed (some produced on a seasonal basis). We strive for consistent "day-of-production" quality in all our products. We establish shelf life standards for each product to maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of our "day of production" quality standards, products reflect the seasonal changes in fruit varieties in color and taste. Our production methods are designed to minimize the effect of processing on the fruit juice extracted. Our entire product line varies due to a significant component of seasonal ingredients, seasonal product usage, and the addition and deletion of products.

         At most DSD accounts, we are responsible to stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space as well as other handling fees and to maintain control over our product merchandising at the point of sale. We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners don't receive credit for unsold products. We also distribute our products through third party distributors. Although we have used distributors to some extent for several years (primarily in geographic regions outside of our then base geographic markets and to comply with certain trade partner requests), we began actively exploring this channel at the very end of fiscal 1997. This distribution channel, with merchandising support provided by our employees, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain relationships with trade partners. During fiscal 1998, we began using third party distributors primarily in the Chicago, Detroit, Philadelphia, Minneapolis and Phoenix markets. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

        RAW MATERIALS. Producing and selling our minimally processed products entails special requirements in ingredient sourcing, production, distribution and sales in order to preserve and maximize the products freshness and flavor quality. We source and select fruits and vegetables to meet a variety of established criteria, including overall quality, flavor profile, variety, ripeness and other factors. Processing of the fruit and vegetables is performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve our goal of providing the safest, best tasting and most nutritious beverage and other products for consumers.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



Historically, oranges, apples and carrots are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network and new sources for the ingredients we need. We farm a small orange ranch in a part of California to have access to local fresh fruit in the early winter months. Recently, we began purchasing organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could materially and adversely affect our business and results of operations. We are subject to the same issues with our other ingredients as well. We also source a number of fruits, such as tropical fruits, from foreign suppliers in the form of frozen fruit puree.

        As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, such as frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. We understand that the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Weather conditions reduced the Florida projected orange harvest for the 1998-1999 season. The La Nina weather pattern expected in the western part of North and Central America in the 1998-1999 winter season may have an adverse effect on the prices and availability of fruits and vegetables in addition to the impact of the citrus freeze during December 1998 previously discussed.

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

        COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors such as inflation, raw material supply, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas in recent years. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future.

        DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS. Safeway, Inc. ("Safeway") is our largest single account and accounted for 13% of our fiscal 1998 sales. We spend considerable time to maintain a good relationship with Safeway and other significant accounts, but we can't offer any assurance that sales to significant accounts will not decrease or that these trade partners will not choose to replace our products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would materially and adversely affect our business and results of operations. Continuity of trade partner relationships is important, and events that impact our trade partners, such as labor disputes, may have an adverse impact on our results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



        COMPETITION. In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf stable products that can be distributed with significantly less cost. We believe our niche is easily accessed nourishing beverages in the super premium juice, emerging meal replacement beverage, all-natural food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, food and energy bar companies and premium bottled waters. Our direct competitors in the juice business are national brands such as Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands such as Naked Juice (owned by Chiquita Brands International, Inc. ("Chiquita")) in Southern California and Colorado, Fresh Samantha's in the Northeastern United States and Fantasia in the Chicago area. Juice and smoothie bars such as Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. We are just beginning the introduction of food bars. Our food bar products will compete with several more established companies, such as PowerBar, Balance Bar or Clif Bar. While we believe that we compete favorably with our competitors on factors such as quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

        PRODUCT LIABILITY. Because our 100% fresh-squeezed citrus products and certain other citrus-based products are not pasteurized or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall (see "Item 1. Legal Proceedings" on page 18) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the Recall in 1996 will not result in adverse publicity or monetary damages, either of which could materially and adversely affect our business and results of operations. We currently maintain $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

        We've expanded into certain new markets, such as the Pacific Northwest and Colorado, through acquisitions of local juice manufacturers. Acquisitions involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively affected to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won't have an adverse impact on our operations.

        Any plans to invest in new markets or to consider acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

        GOVERNMENT REGULATION. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA"). On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices are scheduled to go into effect in May 1999. The FDA's guidelines for fresh juice require producers to achieve at least a 5-log reduction in potential pathogens (99.999% barrier). Pasteurization is one way for juice producers to meet the requirement. We currently Flash Pasteurize our apple juice and are in compliance with the FDA regulations. For juice producers who choose not to use pasteurization, the FDA has mandated either a HACCP plan that achieves the required 5-log reduction or a warning label on the bottle to alert consumers of the presence of unprocessed produce. Because all products produced in our Dinuba, California production facility are manufactured under a HACCP plan with validated critical control points, we are already in compliance with the new FDA regulations and will not need to use warning labels on unpasteurized juice products. For our 100% fresh-squeezed citrus juices (orange, grapefruit, tangerine, lemon and lime), we've designed a process that has

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:



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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against Odwalla, as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

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

        4. The Nixon Case: A personal injury lawsuit filed in Sacramento County Municipal Court, Sacramento, California on August 15, 1997. There is no trial date set.

        The Company has one additional proceeding allegedly arising out of product consumption prior to the Recall:

        1. The Fujita Case: A personal injury lawsuit filed in Alameda Superior Court. The case has no trial date and discovery has commenced.

        The following personal injury claims and legal proceedings have been settled:

        1. The Shaffer Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about October 13, 1997. The case was settled on December 17, 1998.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        A. EXHIBITS

       EXHIBIT
       NUMBER      DESCRIPTION
       -------     -----------
        10.14      Stock and Warrant Purchase Agreement dated January 7, 1999, together with certain exhibits thereto.

        27.1       Financial Data Schedule


        B. REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended November 28, 1998.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ODWALLA, INC.
                                           (Registrant)




Date:  January 11, 1999                    By:  /s/  D. STEPHEN C. WILLIAMSON
                                              ---------------------------------
                                              D. Stephen C. Williamson
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date:  January 11, 1999                    By:  /s/  JAMES R. STEICHEN
                                              ---------------------------------
                                              James R. Steichen
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX




EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 10.14      Stock and Warrant Purchase Agreement dated January 7, 1999, together with certain exhibits thereto.

 27.1       Financial Data Schedule