Form 10-Q
period 1999-02-27
ODWALLA INC
filed 1999-04-12
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                 [ODWALLA LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

          California                                 77-0096788
----------------------------------       -----------------------------------
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


      Common Stock, no par value                   5,093,651 shares
               (Class)                       (Outstanding at April 2, 1999)

                                                                 [ODWALLA LOGO]

                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1999


                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of August 29, 1998
               and February 27, 1999............................................   3

               Consolidated Statements of Operations for the thirteen week and twenty-six week periods ended February 28, 1998
               and February 27, 1999............................................   4

               Consolidated Statements of Cash Flows for the twenty-six weeks
               ended February 28, 1998 and February 27, 1999....................   5

               Notes to Consolidated Financial Statements.......................   6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................   9

Part II.  Other Information

    Item 1.    Legal Proceedings................................................  21

    Item 6.    Exhibits and Reports on Form 8-K.................................  22


                                                                  [ODWALLA LOGO]
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       AUGUST 29,     FEBRUARY 27,
                                                                                          1998            1999
                                                                                       ----------     ------------
Current assets
    Cash and cash equivalents ..................................................        $  3,191         $  4,060
    Short-term investments .....................................................            --              4,956
    Trade accounts receivable, less allowance for doubtful
       accounts of $588 and $624 ...............................................           5,491            6,084
    Inventories ................................................................           3,044            2,866
    Prepaid expenses and other current assets ..................................             796            1,414
    Deferred tax assets ........................................................           1,164            1,320
                                                                                        --------         --------
          Total current assets .................................................          13,686           20,700
                                                                                        --------         --------

Plant, property and equipment, net .............................................          13,135           13,092
                                                                                        --------         --------

Other assets
    Excess of cost over net assets acquired, net ...............................           1,225            1,171
    Covenants not to compete, net ..............................................             606              552
    Deferred tax assets ........................................................             366              438
    Other ......................................................................             332              296
                                                                                        --------         --------
          Total other assets ...................................................           2,529            2,457
                                                                                        --------         --------
Total assets ...................................................................        $ 29,350         $ 36,249
                                                                                        ========         ========


Current liabilities
    Accounts payable ...........................................................        $  5,339         $  6,865
    Accrued payroll and related items ..........................................           1,091              950
    Line of credit .............................................................           2,044            2,533
    Other accruals .............................................................           2,963            2,275
    Current maturities of capital lease obligations ............................             159               61
    Current maturities of long-term debt .......................................             421              311
                                                                                        --------         --------
          Total current liabilities ............................................          12,017           12,995

Long-term debt, less current maturities ........................................             888              798
                                                                                        --------         --------
Total liabilities ..............................................................          12,905           13,793
                                                                                        --------         --------



Shareholders' equity
    Preferred stock, no par value, shares authorized, 5,000,000; shares
       issued and outstanding, 0 and 1,000,000 .................................            --              7,300
    Common stock, no par value, shares authorized, 15,000,000; shares
       issued and outstanding, 5,061,000 and 5,065,000 .........................          29,499           29,506
    Retained earnings (deficit) ................................................         (13,054)         (14,350)
                                                                                        --------         --------
Total shareholders' equity .....................................................          16,445           22,456
                                                                                        --------         --------
Total liabilities and shareholders' equity .....................................        $ 29,350         $ 36,249
                                                                                        ========         ========



           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                                   ----------------------------    ----------------------------
                                                   FEBRUARY 28,    FEBRUARY 27,    FEBRUARY 28,    FEBRUARY 27,
                                                       1998            1999            1998            1999
                                                     --------        --------        --------        --------
Net sales ....................................       $ 14,192        $ 16,342        $ 28,342        $ 31,674

Cost of sales ................................          7,243           9,009          14,353          16,645
                                                     --------        --------        --------        --------

    Gross profit .............................          6,949           7,333          13,989          15,029
                                                     --------        --------        --------        --------

Operating expenses
    Sales and distribution ...................          4,943           5,617           9,792          11,180
    Marketing ................................            694             773           1,269           1,569
    General and administrative ...............          1,661           1,826           3,401           3,653
                                                     --------        --------        --------        --------

          Total operating expenses ...........          7,298           8,216          14,462          16,402
                                                     --------        --------        --------        --------

Loss from operations .........................           (349)           (883)           (473)         (1,373)

Other income (expense)
    Interest expense, net ....................            (50)            (74)            (65)           (144)
    Other ....................................             84              (3)             22              (6)
                                                     --------        --------        --------        --------

Loss before income taxes .....................           (315)           (960)           (516)         (1,523)

Income tax benefit ...........................             41             143              67             227
                                                     --------        --------        --------        --------

Net loss .....................................       $   (274)       $   (817)       $   (449)       $ (1,296)
                                                     ========        ========        ========        ========

Net loss per common share ....................       $  (0.05)       $  (0.16)       $  (0.09)       $  (0.25)
                                                     ========        ========        ========        ========

Weighted average common shares
   outstanding ...............................          5,047           5,063           5,040           5,063
                                                     ========        ========        ========        ========


           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           TWENTY-SIX WEEKS ENDED
                                                         ---------------------------
                                                         FEBRUARY 28,   FEBRUARY 27,
                                                             1998          1999
                                                         ------------   ------------
Cash flows from operating activities
   Net loss ..............................................   $  (449)   $(1,296)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization ....................     1,164      1,151
        Deferred taxes ...................................       (35)      (229)
        Gain (loss) from disposal of assets ..............       (80)        82
        Changes in assets and liabilities
          Trade accounts receivable ......................      (312)      (593)
          Inventories ....................................       378        178
          Refundable income taxes ........................       660       --
          Prepaid expenses and other current assets ......       (87)      (618)
          Other noncurrent assets ........................        (4)        33
          Accounts payable ...............................      (736)     1,525
          Accrued payroll and related items ..............       (70)      (141)
          Other accruals .................................      (871)      (689)
                                                             -------    -------
Net cash used in operating activities ....................      (442)      (597)
                                                             -------    -------

Cash flows from investing activities
   Capital expenditures ..................................      (453)    (1,078)
   Proceeds from sale of assets ..........................       106          2
   Proceeds from (purchase of) short-term investments, net     1,008     (4,956)
                                                             -------    -------
Net cash provided by (used in) investing activities ......       661     (6,032)
                                                             -------    -------

Cash flows from financing activities
   Principal payments under long-term debt ...............       (92)      (201)
   Net borrowings under line of credit ...................        11        489
   Payments of obligations under capital leases ..........      (103)       (98)
   Sale of preferred stock ...............................      --        7,300
   Sale of common stock ..................................       136          8
                                                             -------    -------
Net cash provided by (used in) financing activities ......       (48)     7,498
                                                             -------    -------

Net increase in cash and cash equivalents ................       171        869

Cash and cash equivalents, beginning of period ...........     2,217      3,191
                                                             -------    -------

Cash and cash equivalents, end of period .................   $ 2,388    $ 4,060
                                                             =======    =======


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary ("Odwalla" or "Company") at February 27, 1999 and the related consolidated statements of operations and of cash flows for each of the thirteen and twenty-six week periods ended February 28, 1998 and February 27, 1999 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 29, 1998 appearing in Odwalla's 1998 Annual Report on Form 10-K.

2.      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

                                                          August 29,  February 27,
                                                             1998         1999
                                                          ----------  ------------
   Cash and cash equivalents:
     Cash ...........................................      $ 1,092      $   (42)
     Money market funds .............................        2,099        4,102
                                                           -------      -------
                                                           $ 3,191      $ 4,060
                                                           =======      =======

   Short-term investments
     U.S. Government and Agency securities ..........                   $ 2,475
     Corporate obligations ..........................                     2,481
                                                                        -------
                                                           $  --        $ 4,956
                                                           =======      =======

3.      INVENTORIES

        Inventories consist of the following (in thousands):

                                                          August 29,  February 27,
                                                             1998         1999
                                                          ----------  ------------
        Raw materials ..............................        $1,755        $2,009
        Packaging supplies and other ...............           708           339
        Finished product ...........................           581           518
                                                            ------        ------

        Total ......................................        $3,044        $2,866
                                                            ======        ======

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.      PLANT, PROPERTY AND EQUIPMENT

        Plant, property and equipment consist of the following (in thousands):

                                                          August 29,  February 27,
                                                             1998         1999
                                                          ----------  ------------
Land ...............................................     $  1,046      $  1,046
Buildings and building improvements ................        7,205         7,205
Leasehold improvements .............................        2,490         1,336
Machinery and equipment ............................        7,054         7,401
Vehicles ...........................................          538           541
Other ..............................................        3,179         3,528
                                                         --------      --------
                                                           21,512        21,057
Less accumulated depreciation and amortization .....       (8,377)       (7,965)
                                                         --------      --------

Plant, property and equipment, net .................     $ 13,135      $ 13,092
                                                         ========      ========

5.      EARNINGS PER COMMON SHARE

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options, preferred shares and warrants under the treasury stock method. We had no dilutive common equivalent shares during any of the periods presented due to the reported net loss.

6.      RECLASSIFICATION

        To conform with fiscal 1999 financial statement presentation, we reclassified certain fiscal 1998 expenses to be comparable to the new classification. The main reclassification was an increase ($139,000 for the quarter ended February 28, 1998 and $232,000 for the twenty-six weeks ended February 28, 1998) in fiscal 1998 sales and distribution costs and a corresponding decrease in general and administrative expenses.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.      PREFERRED STOCK ISSUANCE

        On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our discretion. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or
(iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999.

        We also paid fees and issued a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in five years. Total costs of the transaction approximate $700,000, including the financial advisor fees, reimbursement of certain costs of Catterton-Simon and other transaction costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

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

RESULTS OF OPERATIONS

        The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen and twenty-six week periods ended February 28, 1998 and February 27, 1999. These operating results are not necessarily indicative of the results for any future period.

                                                           THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                           --------------------       ----------------------
                                                         FEBRUARY 28,  FEBRUARY 27,  FEBRUARY 28,  FEBRUARY 27,
                                                             1998          1999          1998          1999
                                                            -----         -----         -----         -----
Net sales ..........................................        100.0%        100.0%        100.0%        100.0%
Cost of sales ......................................         51.0          55.1          50.6          52.6
                                                            -----         -----         -----         -----
Gross margin .......................................         49.0          44.9          49.4          47.4
                                                            -----         -----         -----         -----
Operating expenses
  Sales and distribution ...........................         34.8          34.4          34.5          35.3
  Marketing ........................................          4.9           4.7           4.5           4.9
  General and administrative .......................         11.7          11.2          12.0          11.5
                                                            -----         -----         -----         -----
Loss from operations ...............................         (2.4)         (5.4)         (1.6)         (4.3)
Interest and other income (expense), net ...........          0.2          (0.5)         (0.2)         (0.5)
Income tax benefit .................................          0.3           0.9           0.2           0.7
                                                            -----         -----         -----         -----
Net loss ...........................................         (1.9)%        (5.0)%        (1.6)%        (4.1)%
                                                            =====         =====         =====         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

THIRTEEN WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998

        NET SALES. Net sales for the second quarter of fiscal 1999 increased 15% to $16.3 million compared to $14.2 million in the second quarter of fiscal 1998. We experienced most of that growth in our DSD business in all market categories, and particularly in our newest markets. We also experienced growth in our distributor business, both in existing markets and in our expansion markets where our volume was minimal in the second quarter of fiscal 1998. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. Our food bar business, which was introduced at the very end of fiscal 1998, was also an important factor this quarter although food bar sales represented less than 5% of our net sales. We did not enter any new geographic markets in the second quarter of fiscal 1999.

        COST OF SALES. Cost of sales increased to $9.0 million in the second quarter of fiscal 1999 compared to $7.2 million for the same period during fiscal 1998. Gross margin as a percentage of net sales was 44.9% in the second quarter of fiscal 1999, a decrease from 49.0% when compared to the second quarter of fiscal 1998.

        As we have previously mentioned, we didn't expect fruit pricing to be as favorable in the second quarter of fiscal 1999 as previous winter quarters due to weather conditions affecting Florida oranges. In late December, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The impact on the California Valencia crop, much of which is produced in the San Joaquin Valley, isn't yet known. The immediate affect of the freeze was to raise the price of the fresh citrus we purchase. We also experienced poorer citrus yields and some delay in fruit maturity. We are also more reliant on citrus sources further from our production facility than in prior years, which causes an increase in freight cost. Gross margin decreased primarily due to (a) unfavorable pricing and yield for ingredients, primarily citrus, (b) introductory margins on new product, and (c) increases in labor, due to poorer yields, and co-packing costs. The continued use of third party distributors also negatively affected gross margins.

        As a result of the citrus freeze, we are now more dependent upon alternative and more expensive sources of fresh supply than in prior years. We will continue to use our extensive network of grower contacts to seek to obtain a continual supply of fresh ingredients. The affect on orange and other ingredient costs to Odwalla is not yet fully determined, but we may experience higher orange costs for the remainder of the fiscal year and possibly into the early fall.

        In an attempt to partially offset the increased costs, we implemented a price increase on many of our beverage products in February 1999. At this time, we aren't able to determine either the extent to which consumers will accept the price increase or the degree by which the price increase will offset the expected costs of increased raw materials. The overall freeze impact may cause an operating loss beyond the second quarter and for fiscal 1999.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $5.6 million in the second quarter of fiscal 1999 compared to $4.9 million in the second quarter of fiscal 1998, and decreased as a percentage of net sales to 34.4% from 34.8% last year. The decrease, as a percentage of net sales, results from increased sales volume supported by a more fixed cost operations structure, offset to some extent by increased labor costs and an increase in our expansion efforts compared to last year. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels. In both the sales and cost of sales discussions above, we mentioned the impact that the expanded use of third party distributors would have on each line item. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system, such as the Washington, D.C. area, will require an investment for some initial period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

        Expenses will also be affected as we experiment to find the proper mix between third party distributors and our DSD system in a given market. The perishable nature of most of our products and the stringent service standards established can make it difficult to find responsible distributors in some markets.

        In late December 1998, Mr. Doug Hrdlicka joined Odwalla as Senior Vice President, Sales and Operations. Mr. Hrdlicka has many years of sales and operations experience, including DSD and other distributor operations. Mr. Hrdlicka proposed some changes to the existing sales and distribution organizational structure which will, on a short-term basis, increase payroll in this area. We do not expect to realize the benefits of these additional costs until late in Fiscal 1999, if at all during this fiscal year.

        MARKETING. Marketing expenses increased to $773,000 in the second quarter of fiscal 1999 compared to $694,000 in the second quarter of fiscal 1998. Most of the change from last year results from increased product tastings, both in retail locations and at community events, and in consumer and other communications. We expect marketing expenses to increase in both dollars and as a percentage of net sales.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.8 million in the second quarter of fiscal 1999 from $1.7 million in the second quarter of fiscal 1998, and decreased as a percentage of net sales to 11.2% from 11.7% last year. The change was primarily due to an increase in payroll as several open positions were not filled until later in fiscal 1998. We don't expect general and administrative costs for the remainder of fiscal 1999 to increase significantly in absolute dollars when compared to the prior year. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. We will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

        INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $77,000 in the second quarter of fiscal 1999 compared to net other interest and other income of $34,000 in the second quarter last year. The net interest expense results primarily from borrowings under the line of credit and other existing debt for this quarter. In the same quarter last year, interest expense was offset by a gain from equipment sale.

        INCOME TAX BENEFIT. The $143,000 and $41,000 income tax benefit for the second quarters of 1999 and 1998 results from the tax benefit associated with the loss following the Recall. The 15% effective tax rate in 1999 and the 13% effective tax benefit rate in 1998 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on our future profitability is available.

TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999 AND FEBRUARY 28, 1998

        NET SALES. Net sales for the first half of fiscal 1999 increased 12% to $31.7 million compared to $28.3 million in the first half of fiscal 1998. We experienced most of that growth in our DSD business in all market categories, and particularly in our newest markets. We also experienced growth in our distributor business, both in existing markets and in our expansion markets where our volume was minimal in the first half of fiscal 1998. As noted above, we implemented a price increase on many of our beverage products in February 1999, although this had minimal impact on fiscal 1999 sales to date. Our food bar business, which was introduced at the very end of fiscal 1998, was also an important factor this quarter although food bar sales represented less than 5% of our net sales. We did not enter any new geographic markets in the first half of fiscal 1999.

        COST OF SALES. Cost of sales increased to $16.6 million in the first half of fiscal 1999 compared to $14.3 million for the same period during fiscal 1998. Gross margin as a percentage of net sales was 47.4% in the first half of fiscal 1999, a decrease from 49.4% when compared to the first half of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

        In the first quarter of fiscal 1999, we had a higher gross margin compared to the prior quarter that was significantly influenced by favorable pricing and yield for fruit and other beverage ingredients. As noted above, this trend was significantly reversed in the second quarter while increases in labor and co-packing costs and the impact of introductory margins on new product continued. These factors resulted in an overall decrease on year-to-date gross margin. The continued use of third party distributors also negatively affected gross margins.

        As a result of the citrus freeze discussed above, we are now more dependent upon alternative and more expensive sources of fresh supply than in prior years. We will continue to use our extensive network of grower contacts to seek to obtain a continual supply of fresh ingredients. The affect on orange and other ingredient costs to Odwalla is not yet fully determined, but we may experience higher orange costs for the remainder of the fiscal year and possibly into the early fall. At this time, we aren't able to determine either the extent to which consumers will accept the price increase mentioned above or the degree by which the price increase will offset the expected costs of increased raw materials. The overall freeze impact may cause an operating loss beyond the first half and for fiscal 1999.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $11.2 million in the first half of fiscal 1999 compared to $9.8 million in the first half of fiscal 1998, and increased as a percentage of net sales to 35.3% from 34.5% last year. In the first quarter of fiscal 1999, sales and distribution expenses were 36.3% of net sales compared to 34.3% in the first quarter of fiscal 1998 and we explained that this increase resulted from expansion efforts and an increase in both sales and operations support that had been in place for a higher sales volume than we achieved in the first quarter. As noted above, in the second quarter we enjoyed an increased sales volume supported by a more fixed cost operations structure, offset to some extent by increased labor costs and an increase in our expansion efforts compared to last year. The higher than expected costs in the first quarter, as a percentage of net sales, were not offset by benefits from second quarter results.

        Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels. In both the sales and cost of sales discussions above, we mentioned the impact that the expanded use of third party distributors would have on each line item. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system will require an investment for some initial period. Expenses will also be affected as we experiment to find the proper mix between third party distributors and our DSD system in a given market. The perishable nature of most of our products and the stringent service standards established can make it difficult to find responsible distributors in some markets.

        MARKETING. Marketing expenses increased to $1.6 million in the first half of fiscal 1999 compared to $1.3 million in the first half of fiscal 1998. Most of the change from last year results from increased product tastings, both in retail locations and at community events, and in consumer and other communications. We expect marketing expenses to increase in both dollars and as a percentage of net sales.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.6 million in the first half of fiscal 1999 from $3.4 million in the first half of fiscal 1998, and decreased as a percentage of net sales to 11.5% from 12.0% last year. The change was primarily due to an increase in payroll as several open positions were not filled until later in fiscal 1998. We don't expect general and administrative costs for the remainder of fiscal 1999 to increase significantly in absolute dollars when compared to the prior year. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. We will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

        INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $150,000 in the first half of fiscal 1999 compared to net other interest and other expense of $43,000 in the first half last year. The net interest expense results primarily from borrowings under the line of credit and other existing debt for this quarter. In the same half of last year, net interest and other expense was offset by an $80,000 gain from an equipment sale.

        INCOME TAX BENEFIT. The $227,000 and $67,000 income tax benefit for the first half of 1999 and 1998 results from the tax benefit associated with the loss following the Recall. The 15% effective tax rate in 1999 and the 13% effective tax benefit rate in 1998 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on our future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

        At February 27, 1999, we had working capital of $7.7 million compared to working capital of $1.7 million at August 29, 1998. The increase resulted primarily from cash provided by the sale of Series A Preferred Stock, described below, offset by capital asset purchases and normal debt payments. At February 27, 1999, we had cash and cash equivalents and short-term investments of $9.0 million, compared to $3.2 million August 29, 1998.

        Net cash used in operating activities in the first half of fiscal 1999 was $597,000. This consisted of the net loss plus depreciation and amortization and the increase in accounts payable, offset by an increase in accounts receivable and decreases in payroll and other accrued expenses. Net cash used in investing activities in the first half of fiscal 1999 was $6.0 million, consisting primarily of short-term investments following the preferred stock sale and capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment. Net cash provided by financing activities in the first half of fiscal 1999 was $7.5 million, consisting of net proceeds from the preferred stock sale offset by scheduled debt and capital lease payments.

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

        On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our discretion. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or
(iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999. We also paid fees and issued a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

exercise price approximating $6.45 per share and expires in five years. Total costs of the transaction approximate $700,000, including the financial advisor fees, reimbursement of certain costs of Catterton-Simon and other transaction costs.

        Based upon information currently available, we believe that our existing cash and cash equivalents and our current and anticipated borrowing capability will be adequate to meet our obligations as they become due in the next twelve months.

YEAR 2000

        Many existing computer systems use only the last two digits to identify a year. Consequently, as the year 2000 approaches, many systems do not yet recognize the difference in a year that begins with "20" instead of "19." This, as well as other date related processing issues, may cause systems to fail or malfunction unless corrected.

        We are currently taking steps to identify and address our internal Year 2000 issues. Our team, which has executive sponsorship, consists of both internal and external personnel. We have reviewed certain systems, including information systems, handheld computer systems, production systems and non-information systems such as phones. We have modified certain systems and have scheduled modifications on other systems. We are now beginning to address the readiness of key third parties with which we have relationships. While we may obtain assurances from third parties regarding their Year 2000 readiness, we do not have any plans to otherwise assess their readiness and do not expect to perform such an assessment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

        As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, such as frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. The heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. We understand that the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Weather conditions reduced the Florida projected orange harvest for the 1998-1999 season. The La Nina weather pattern in the western part of North and Central America in the 1998-1999 winter season is having an adverse effect on the prices and availability of fruits and vegetables in addition to the impact of the citrus freeze during December 1998 previously discussed.

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

        COMPETITION. In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf stable products that can be distributed with significantly less cost. We believe our niche is easily accessed nourishing beverages in the super premium juice, emerging meal replacement beverage, all-natural food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

producers, food and energy bar companies and premium bottled waters. Our direct competitors in the juice business are national brands such as Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands such as Naked Juice (owned by Chiquita Brands International, Inc. ("Chiquita")) in Southern California and Colorado, Fresh Samantha's in the Northeast and Mid-Atlantic sections of the United States and Fantasia in the Chicago and other Midwest market areas. Juice and smoothie bars such as Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. In late 1998, we began the introduction of food bars. Our food bar products will compete with several more established companies, such as PowerBar, Balance Bar or Clif Bar. While we believe that we compete favorably with our competitors on factors such as quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

        PRODUCT LIABILITY. Because our 100% fresh-squeezed citrus products and certain other citrus-based products are not pasteurized or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall (see "Item 1. Legal Proceedings" on page 21) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the Recall in 1996 will not result in adverse publicity or monetary damages, either of which could materially and adversely affect our business and results of operations. We currently maintain $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

        LACK OF DIVERSIFICATION. Odwalla's business is vertically integrated and centered around essentially one product, fresh beverages, sold primarily through our DSD system. Although we've added meal replacement beverages, water and food bars and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the Recall in October 1996. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued.

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

        3. The Nixon Case: A personal injury lawsuit filed in Sacramento County Municipal Court, Sacramento, California on August 15, 1997. There is no trial date set.

        The Company has one additional proceeding allegedly arising out of product consumption prior to the Recall:

        1. The Fujita Case: A personal injury lawsuit filed in Alameda Superior Court. The case has no trial date and discovery has commenced.

        The following personal injury claims and legal proceedings have been settled:

        1. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997. The case was settled on April 7, 1999 subject to final court approval.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.      EXHIBITS

       EXHIBIT
        NUMBER        DESCRIPTION
       --------       ------------
        27.1          Financial Data Schedule


        b. REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended February 27, 1999.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ODWALLA, INC.
                                             (Registrant)




Date:  April 9, 1999                         By:  /s/  D. STEPHEN C. WILLIAMSON
                                                -------------------------------
                                                 D. Stephen C. Williamson
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:  April 9, 1999                         By:  /s/  JAMES R. STEICHEN
                                                ------------------------
                                                 James R. Steichen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)