Form 10-Q
period 1999-05-29
ODWALLA INC
filed 1999-07-13
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                                 [ODWALLA LOGO]


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 29, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________


Commission file number 0-23036


                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)


               California                                  77-0096788
  -----------------------------------               ------------------------
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


          Common Stock, no par value               5,126,763 shares
                    (Class)                  (Outstanding at July 2, 1999)

                                                                  [ODWALLA LOGO]



                                  ODWALLA, INC.

                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999


                                      INDEX



                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of August 29, 1998
                  and May 29, 1999....................................................        3

                  Consolidated Statements of Operations for the thirteen week and thirty-nine week periods ended May 30, 1998
                  and May 29, 1999....................................................        4

                  Consolidated Statements of Cash Flows for the thirty-nine weeks
                  ended May 30, 1998 and May 29, 1999.................................        5

                  Notes to Consolidated Financial Statements..........................        6


     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................        9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........       20


Part II.  Other Information

     Item 1.      Legal Proceedings...................................................       21

     Item 6.      Exhibits and Reports on Form 8-K....................................       22

                                                                  [ODWALLA LOGO]



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       AUGUST 29,        MAY 29,
                                                                                             1998           1999
                                                                                       ----------       --------
Current assets
     Cash and cash equivalents                                                           $  3,191       $  4,124
     Short-term investments                                                                    --          5,035
     Trade accounts receivable, less allowance for doubtful
         accounts of $588 and $634                                                          5,491          6,280
     Inventories                                                                            3,044          3,326
     Prepaid expenses and other current assets                                                796          1,162
     Deferred tax assets                                                                    1,164          1,314
                                                                                         --------       --------
            Total current assets                                                           13,686         21,241
                                                                                         --------       --------
Plant, property and equipment, net                                                         13,135         12,262
                                                                                         --------       --------
Other assets
     Excess of cost over net assets acquired, net                                           1,225          1,145
     Covenants not to compete, net                                                            606            524
     Deferred tax assets                                                                      366            505
     Other                                                                                    332            292
                                                                                         --------       --------
            Total other assets                                                              2,529          2,466
                                                                                         --------       --------
Total assets                                                                             $ 29,350       $ 35,969
                                                                                         ========       ========
Current liabilities
     Accounts payable                                                                    $  5,339       $  6,540
     Accrued payroll and related items                                                      1,091          1,458
     Line of credit                                                                         2,044          2,810
     Other accruals                                                                         2,963          1,868
     Current maturities of capital lease obligations                                          159             27
     Current maturities of long-term debt                                                     421            172
                                                                                         --------       --------
            Total current liabilities                                                      12,017         12,875
Long-term debt, less current maturities                                                       888            674
                                                                                         --------       --------
Total liabilities                                                                          12,905         13,549
                                                                                         --------       --------
Shareholders' equity
     Preferred stock, no par value, shares authorized, 5,000,000; shares issued and
         outstanding, 1,000,000 in 1999                                                        --          7,300
     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 5,061,000 and 5,127,000                                   29,499         29,749
     Accumulated deficit                                                                  (13,054)       (14,629)
                                                                                         --------       --------
Total shareholders' equity                                                                 16,445         22,420
                                                                                         --------       --------
Total liabilities and shareholders' equity                                               $ 29,350       $ 35,969
                                                                                         ========       ========


           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]



                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                          -----------------------       -----------------------
                                           MAY 30,        MAY 29,        MAY 30,        MAY 29,
                                              1998           1999           1998           1999
                                          --------       --------       --------       --------
Net sales                                 $ 15,446       $ 19,124       $ 43,788       $ 50,798

Cost of sales                                7,472         10,076         21,826         26,721
                                          --------       --------       --------       --------
    Gross profit                             7,974          9,048         21,962         24,077
                                          --------       --------       --------       --------

Operating expenses
    Sales and distribution                   5,346          6,455         15,137         17,635
    Marketing                                  692            806          2,047          2,375
    General and administrative               1,717          2,089          5,032          5,743
                                          --------       --------       --------       --------
            Total operating expenses         7,755          9,350         22,216         25,753
                                          --------       --------       --------       --------

Income (loss) from operations                  219           (302)          (254)        (1,676)

Other income (expense)
    Interest expense, net                      (46)           (23)          (157)          (167)
    Other                                       (8)            (3)            60             (9)
                                          --------       --------       --------       --------
Income (loss) before income taxes              165           (328)          (351)        (1,852)

Income tax (expense) benefit                   (25)            49             42            277
                                          --------       --------       --------       --------
Net income (loss)                         $    140       $   (279)      $   (309)      $ (1,575)
                                          ========       ========       ========       ========

Net income (loss) per common share,
    basic and diluted                     $   0.03       $  (0.05)      $  (0.06)      $  (0.31)
                                          ========       ========       ========       ========

Weighted average common shares
   outstanding                               5,047          5,104          5,043          5,077
                                          ========       ========       ========       ========


           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]



                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                     THIRTY-NINE
                                                                     WEEKS ENDED
                                                                ---------------------
                                                                MAY 30,       MAY 29,
                                                                   1998          1999
                                                                -------       -------
Cash flows from operating activities
   Net loss                                                     $  (309)      $(1,575)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                            1,721         1,747
         Deferred taxes                                              (9)         (290)
         Gain (loss) from disposal of assets                        (80)            2
         Changes in assets and liabilities:
            Trade accounts receivable                              (801)         (788)
            Inventories                                           1,198          (283)
            Refundable income taxes                                 660            --
            Prepaid expenses and other current assets               (27)         (366)
            Other noncurrent assets                                  21            36
            Accounts payable                                       (721)        1,202
            Accrued payroll and related items                       102           367
            Other accruals                                       (1,098)       (1,095)
                                                                -------       -------
Net cash provided by (used in) operating activities                 657        (1,043)
                                                                -------       -------

Cash flows from investing activities
   Capital expenditures                                            (672)       (1,135)
   Proceeds from sale of assets                                     106           426
   Proceeds from (purchase of) short-term investments, net        1,008        (5,035)
                                                                -------       -------
Net cash provided by (used in) investing activities                 442        (5,744)
                                                                -------       -------

Cash flows from financing activities
   Principal payments under long-term debt                          (98)         (457)
   Net borrowings under line of credit                                4           766
   Payments of obligations under capital leases                    (155)         (139)
   Sale of preferred stock                                           --         7,300
   Sale of common stock                                             136           250
                                                                -------       -------
Net cash provided by (used in) financing activities                (113)        7,720
                                                                -------       -------

Net increase in cash and cash equivalents                           986           933

Cash and cash equivalents, beginning of period                    2,217         3,191
                                                                -------       -------

Cash and cash equivalents, end of period                        $ 3,203       $ 4,124
                                                                =======       =======


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary ("Odwalla" or "Company") at May 29, 1999 and the related consolidated statements of operations and of cash flows for the thirteen and thirty-nine week periods ended for each of May 30, 1998 and May 29, 1999 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 29, 1998 appearing in Odwalla's 1998 Annual Report on Form 10-K.

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

                                                    August 29,      May 29,
                                                          1998         1999
                                                    ----------      -------
     Cash and cash equivalents:
        Cash                                            $1,092       $  309
        Money market funds                               2,099        3,815
                                                        ------       ------
                                                        $3,191       $4,124
                                                        ======       ======

     Short-term investments
        U.S. Government and Agency securities                        $1,501
        Corporate obligations                                         3,534
                                                                     ------
                                                        $   --       $5,035
                                                        ======       ======

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                    August 29,      May 29,
                                                          1998         1999
                                                    ----------      -------
            Raw materials                               $1,755       $2,211
            Packaging supplies and other                   708          186
            Finished product                               581          929
                                                        ------       ------
            Total                                       $3,044       $3,326
                                                        ======       ======

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.   PLANT, PROPERTY AND EQUIPMENT

       Plant, property and equipment consist of the following (in thousands):

                                                       August 29,        May 29,
                                                             1998           1999
                                                       ----------       --------
     Land                                                $  1,046       $    618
     Buildings and building improvements                    7,205          7,220
     Leasehold improvements                                 2,490          1,266
     Machinery and equipment                                7,054          7,515
     Vehicles                                                 538            558
     Other                                                  3,179          3,532
                                                         --------       --------
                                                           21,512         20,709
     Less accumulated depreciation and amortization        (8,377)        (8,447)
                                                         --------       --------

     Plant, property and equipment, net                  $ 13,135       $ 12,262
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

6.   RECLASSIFICATION

     To conform with new classifications in our fiscal 1999 financial statement presentation, we reclassified certain fiscal 1998 expenses. The main reclassification was an increase ($153,000 for the quarter ended May 30, 1998 and $384,000 for the thirty-nine weeks ended May 30, 1998) in fiscal 1998 sales and distribution costs and a corresponding decrease in general and administrative expenses.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



7.   PREFERRED STOCK

     On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or
(iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999.

     We also paid fees and issued a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in five years. Total costs of the transaction approximate $700,000, including the financial advisor fees other than the warrant described above, reimbursement of certain costs of Catterton-Simon and other transaction costs.

     On June 14, 1999, our Board of Directors declared a stock dividend of 33,333 Series A Preferred Stock shares for the Series A stockholder. The dividend is payable June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our current expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are discussed throughout this Form 10-Q, particularly in the section below titled "Other factors affecting Odwalla's business." Investors should read all of these risks carefully. Investors should also refer to Odwalla's Form 10-K for the year ended August 29, 1998, including our financial statements and related notes included in that Form 10-K, and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.


OVERVIEW

         Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded fresh juice and beverage company in the country, serving selected markets in the western, mid-west and mid-Atlantic regions of the United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies (including single-flavor and blended fruit and vegetable based juice products), all-natural meal replacement and non-dairy shakes, natural spring water and all-natural wholesome food bars.

         We seek to be the leading nourishment company in our markets by leading the industry in beverage and other food knowledge, optimizing quality through sourcing and production, controlling product access and distribution from production through retail, creating artful presentation, growing through geographic and product line expansion, leveraging our information systems, interacting with consumers and living our vision.

         Except for our 100% fresh squeezed citrus line, all juices are minimally processed, and some are produced on a seasonal basis. We believe our product line appeals to many consumers due to the superior taste of fresh and minimally processed beverages and the greater nutritional value compared to juice from concentrate or with artificial flavors. Our products are currently sold in Arizona, California, Colorado, Georgia, Illinois, Maryland, Michigan, Minnesota, Nevada, New Mexico, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington state, the Washington, D.C. area and Wisconsin.

         Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery ("DSD") systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to almost 3,000 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores and food service operators through our DSD system.

         Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

PRODUCT RECALL

         On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice. We experienced a significant decline in sales immediately following the Recall and we were not able to immediately and significantly modify certain on-going production, distribution and other costs.

         Twenty-two personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the Recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Nineteen of these claims and proceedings have been settled. Settlement of the nineteen personal injury legal proceedings and other Recall damage claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate. Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

         Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other business risks. We submitted a claim to our insurance carriers for product recall costs and for business losses incurred due to the Recall. The insurance company denied substantially all of our claim and, on May 21, 1999, we filed a lawsuit against the insurance company to seek recovery on our business interruption insurance claim filed as a result of the Recall. The amount and timing of proceeds, if any, from the claim and any future insurance claims cannot be presently determined.

RESULTS OF OPERATIONS

         The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen and thirty-nine week periods ended for each of May 30, 1998 and May 29, 1999. These operating results are not necessarily indicative of the results for any future period.

                                                                             THIRTY-NINE
                                              THIRTEEN WEEKS ENDED           WEEKS ENDED
                                              --------------------      --------------------
                                              MAY 30,      MAY 29,      MAY 30,      MAY 29,
                                                 1998         1999         1998         1999
                                              -------      -------      -------      -------
Net sales                                       100.0%       100.0%       100.0%       100.0%
Cost of sales                                    48.4         52.7         49.8         52.6
                                                -----        -----        -----        -----
Gross margin                                     51.6         47.3         50.2         47.4
Operating expenses
   Sales and distribution                        34.6         33.8         34.6         34.7
   Marketing                                      4.5          4.2          4.7          4.7
   General and administrative                    11.1         10.9         11.5         11.3
                                                -----        -----        -----        -----
Income (loss) from operations                     1.4         (1.6)        (0.6)        (3.3)
Interest and other income (expense), net         (0.4)        (0.1)        (0.2)        (0.3)
Income tax (expense) benefit                     (0.1)         0.2          0.1          0.5
                                                -----        -----        -----        -----
Net income (loss)                                 0.9%        (1.5)%       (0.7)%       (3.1)%
                                                =====        =====        =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

THIRTEEN WEEKS ENDED MAY 29, 1999 AND MAY 30, 1998

         NET SALES. Net sales for the third quarter of fiscal 1999 increased 23.8% to $19.1 million compared to $15.4 million in the third quarter of fiscal 1998. Our sales growth rate this quarter was about the same for both our DSD and our distributor business. Total sales in our newest markets, which include the Midwest, Mid-Atlantic and Atlanta markets, were about 6% of total sales and represent a significant percentage increase from the third quarter of fiscal 1998 as we had just begun selling in some of the newer markets at that time. We also entered a new market, Atlanta, in the third quarter this year. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. Our food bar business, which was introduced at the very end of fiscal 1998, was also an important factor this quarter. Bar sales rose 60% from the second quarter of this year, although food bar sales represented less than 5% of our net sales.

         COST OF SALES. Cost of sales increased to $10.1 million in the third quarter of fiscal 1999 compared to $7.5 million for the same period during fiscal 1998. Gross margin as a percentage of net sales was 47.3% in the third quarter of fiscal 1999, a decrease from 51.6% in the third quarter of fiscal 1998.

         In late December, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also impacted the California Valencia orange crop and other citrus. The immediate affect of the freeze was to increase the price of the fresh citrus we purchase. We also experienced poorer citrus yields and some delay in fruit maturity. We were also more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. Gross margin decreased primarily due to (a) unfavorable pricing and yield for ingredients, primarily citrus, and (b) increases in labor, due to poorer yields, and co-packing costs. The continued use of third party distributors also negatively affected gross margins.

         As a result of the citrus freeze, we are now more dependent upon alternative and more expensive sources of fresh supply than in prior years. We will continue to use our extensive network of grower contacts to obtain a continual supply of fresh ingredients. The affect on orange and other ingredient costs to Odwalla is not yet fully determined, but we may continue to experience higher orange costs in the fourth quarter of this fiscal year and possibly into the first quarter of fiscal 2000. The overall freeze impact may cause an operating loss for fiscal 1999; the impact beyond fiscal 1999 is not yet determinable.

         SALES AND DISTRIBUTION. Sales and distribution expenses were $6.5 million in the third quarter of fiscal 1999 compared to $5.3 million in the third quarter of fiscal 1998, and decreased as a percentage of net sales to 33.8% from 34.6% last year. The decrease, as a percentage of net sales, results from increased sales volume supported by a more fixed cost operations structure, offset by increased national and regional labor costs and an increase in our expansion efforts compared to last year. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales as compared to their pre-Recall levels. In both the sales and cost of sales discussions above, we mentioned the impact that the expanded use of third party distributors would have on each line item. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system, such as the Washington, D.C. area, will require an investment for some initial period.

         Expenses will also be affected as we seek to find the proper mix between third party distributors and our own DSD system in a given market. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         MARKETING. Marketing expenses increased to $806,000 in the third quarter of fiscal 1999 compared to $692,000 in the third quarter of fiscal 1998. Most of the change from last year results from increased product tastings, both in retail locations and at community events, consultants and product research and development. We expect marketing expenses to increase in both dollars and as a percentage of net sales.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.1 million in the third quarter of fiscal 1999 from $1.7 million in the third quarter of fiscal 1998, and decreased as a percentage of net sales to 10.9% from 11.1% last year. The change was primarily due to an increase in payroll and related costs, including recruiting fees, as we filled several positions that were open or not approved in fiscal 1998, and an increase in collection costs for specific accounts. We don't expect general and administrative costs for the remainder of fiscal 1999 to increase significantly in absolute dollars when compared to the prior year. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. We will continue to invest in infrastructure, particularly in information systems and research and development, to allow for sustainable growth.

         INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $26,000 in the third quarter of fiscal 1999 compared to $54,000 in the third quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter. Although we've invested the net proceeds of the Series A Stock offering funded in February 1999, as disclosed in the financial statement footnotes, we continued to incur interest expense primarily due to minimum borrowing requirements under our existing line of credit agreement and the imputed interest impact of the fiscal 1998 settlement with the U.S. Government relating to a federal grand jury investigation of the Recall incident and related issues.

         INCOME TAX BENEFIT. The $49,000 income tax benefit for the third quarter of 1999 resulted from the tax benefit associated with the loss following the Recall. In the third quarter of fiscal 1998, we recorded a $25,000 income tax expense. The 15% effective tax rate in both 1999 and 1998 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on our future profitability is available.

THIRTY-NINE WEEKS ENDED MAY 29, 1999 AND MAY 30, 1998

         NET SALES. Net sales for the first thirty-nine weeks of fiscal 1999 increased 16% to $50.8 million compared to $43.8 million in the first thirty-nine weeks of fiscal 1998. Most of the sales growth was generated in our existing markets, which were those open at the beginning of fiscal 1998, and the growth rate was about the same for DSD business as for our distributor business. In our newest markets, where our sales level was minimal in the first thirty-nine weeks of fiscal 1998, most of the sales volume increase was from our own DSD business. We entered a new market, Atlanta, in the third quarter this year. We implemented a price increase (less than 5%) on many of our beverage products in February 1999 as a result of the citrus freeze in December 1998. Our food bar business, which was introduced at the very end of fiscal 1998, was also an important factor during this thirty-nine week period, although food bar sales represented less than 5% of our net sales.

         COST OF SALES. Cost of sales increased to $26.7 million in the first thirty-nine weeks of fiscal 1999 compared to $21.8 million for the same period during fiscal 1998. Gross margin as a percentage of net sales was 47.4% in the first thirty-nine weeks of fiscal 1999, a decrease from 50.2% when compared to the first thirty-nine weeks of fiscal 1998.

         In the first quarter of fiscal 1999, we had a higher gross margin compared to the prior quarter that was significantly influenced by favorable pricing and yield for fruit and other beverage ingredients. As noted

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

above, this trend was significantly reversed in the second and third quarter due to (a) unfavorable pricing and yield for ingredients, primarily citrus, and (b) increases in labor, due to poorer yields. On a fiscal 1999 year-to-date basis, we also experienced an increase in co-packing costs and some impact of introductory margins on new products. These factors resulted in an overall decrease on year-to-date gross margin. As discussed above, the continued use of third party distributors also negatively impacts gross margin.

         As a result of the citrus freeze, we are now more dependent upon alternative and more expensive sources of fresh supply than in prior years. We will continue to use our extensive network of grower contacts to obtain a continual supply of fresh ingredients. The affect on orange and other ingredient costs to Odwalla is not yet fully determined, but we may experience higher orange costs in the fourth quarter of this fiscal year and possibly into the first quarter of fiscal 2000. The overall freeze impact may cause an operating loss for fiscal 1999; the impact beyond fiscal 1999 is not yet determinable.

         SALES AND DISTRIBUTION. Sales and distribution expenses were $17.6 million in the first thirty-nine weeks of fiscal 1999 compared to $15.1 million in the first thirty-nine weeks of fiscal 1998, and increased as a percentage of net sales to 34.7% from 34.6% last year. In the first quarter of fiscal 1999, sales and distribution expenses were 36.3% of net sales compared to 34.3% in the first quarter of fiscal 1998 which resulted from expansion efforts and an increase in both sales and operations support that had been in place for a higher sales volume than we achieved in the first quarter. In both the second and third quarter of this year, we experienced an increased sales volume supported by a more fixed cost operations structure, offset to some extent by increased labor costs and an increase in our expansion efforts compared to last year. The higher than expected costs in the first quarter of fiscal 1999, as a percentage of net sales, were not offset by benefits from second and third quarter results.

         In both the sales and cost of sales discussions above, we mentioned the impact that the expanded use of third party distributors could have on each line item. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system will require an investment for some initial period. Expenses will also be affected as we seek to find the proper mix between third party distributors and our DSD system in a given market. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

         MARKETING. Marketing expenses increased to $2.4 million in the first thirty-nine weeks of fiscal 1999 compared to $2.0 million in the first thirty-nine weeks of fiscal 1998. Most of the change from last year results from increased product tastings, both in retail locations and at community events, consultants and product research and development, and in consumer and other communications. We expect marketing expenses to increase in both dollars and as a percentage of net sales.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $5.7 million in the first thirty-nine weeks of fiscal 1999 from $5.0 million in the first thirty-nine weeks of fiscal 1998, and decreased as a percentage of net sales to 11.3% from 11.5% last year. The change was primarily due to an increase in payroll as several open positions were not filled until later in fiscal 1998 or in fiscal 1999. We don't expect general and administrative costs for the remainder of fiscal 1999 to increase significantly in absolute dollars when compared to the prior year. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. We will continue to invest in infrastructure, particularly in information systems and research and development, to provide for sustainable growth.

         INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $176,000 in the first thirty-nine weeks of fiscal 1999 compared to net other interest and other expense of $97,000 in the first thirty-nine weeks last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt. In the same period of last year, net interest and other expense was offset by an $80,000 gain from an equipment sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         INCOME TAX BENEFIT. The $277,000 and $42,000 income tax benefit for the first thirty-nine weeks of 1999 and 1998 resulted from the tax benefit associated with the loss following the Recall. The 15% effective tax rate in 1999 and the 12% effective tax benefit rate in 1998 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on our future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

         At May 29, 1999, we had working capital of $8.4 million compared to working capital of $1.7 million at August 29, 1998. The increase resulted primarily from cash provided by the sale of Series A Preferred Stock, described below, offset by capital asset purchases and normal debt payments. At May 29, 1999, we had cash and cash equivalents and short-term investments of $9.2 million, compared to $3.2 million at August 29, 1998.

         Net cash used in operating activities in the first thirty-nine weeks of fiscal 1999 was $1.0 million. This consisted of the net loss plus depreciation and amortization and the increase in accounts payable and accrued payroll, offset by an increase in accounts receivable, inventories and prepaid expenses and a decrease in other accrued expenses. Net cash used in investing activities in the first thirty-nine weeks of fiscal 1999 was $5.7 million, consisting primarily of short-term investments following the preferred stock sale and capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment. Net cash provided by financing activities in the first thirty-nine weeks of fiscal 1999 was $7.7 million, consisting of net proceeds from the preferred stock sale offset by scheduled debt and capital lease payments. In the third quarter, we also sold a vacant real estate parcel in Half Moon Bay in exchange for the remaining mortgage on that property and cash. No gain or loss was recorded from the sale, although a provision of the sales agreement may provide a small gain during the remainder of calendar 1999.

         We've used, and expect to continue to use, both operating and capital lease financing to obtain coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. During the third quarter of fiscal 1999, we signed a $1.5 million lease line for equipment at our Dinuba production facility. We expect to fully utilize the line by the end of September 1999. We are currently discussing additional lease lines with several companies, although we haven't completed a transaction with a leasing company and there can be no assurance that we will finalize the proposed transaction. If we don't obtain adequate lease or other financing, our ability to obtain needed equipment may negatively affect our operations.

         On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or (iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999. We also paid fees and issued a warrant to our financial advisor in connection with this transaction. This warrant is for 24,806 shares of common stock at an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

exercise price approximating $6.45 per share and expires in five years. Total costs of the transaction approximate $700,000, including the financial advisor fees other than the warrant described above, reimbursement of certain costs of Catterton-Simon and other transaction costs. On June 14, 1999, the Board of Directors declared a stock dividend of 33,333 Series A Preferred Stock shares for Series A stockholder. The dividend is payable June 30, 1999.

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

         We are continuing our steps to identify and address our internal Year 2000 issues and expect to complete this process by the end of August 1999, the end of our fiscal year. Our team, which has executive sponsorship, consists of both internal and external personnel. We have reviewed certain systems, including information systems, handheld computer systems, production systems and non-information systems such as phones. We have modified certain systems and have scheduled modifications on other systems. We are now beginning to address the readiness of key third parties with which we have relationships, including suppliers and distributors. We expect to have this process completed by the end of September 1999. While we may obtain assurances from third parties regarding their Year 2000 readiness, we do not have any plans to otherwise assess their readiness and do not expect to perform such an assessment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

         PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, meal replacement beverages, wholesome food bars and natural spring water. Except for our 100% fresh squeezed citrus line, all juices are minimally processed, with some produced on a seasonal basis. We strive for consistent "day-of-production" quality in all our products. We establish shelf life standards for each product to maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of our "day of production" quality standards, products reflect the seasonal changes in fruit varieties in color and taste. Our production methods are designed to minimize the effect of processing on the fruit juice extracted. Our entire product line varies due to a significant component of seasonal ingredients, seasonal product usage, and the addition and deletion of products.

          At most DSD accounts, we are responsible to stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space as well as other handling fees and to maintain control over our product merchandising at the point of sale. We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners don't receive credit for unsold products. We also distribute our products through third party distributors. Although we have used distributors to some extent for several years, primarily in geographic regions outside of our then base geographic markets and to comply with certain trade partner requests, we began actively exploring this channel at the very end of fiscal 1997. This distribution channel, with merchandising support provided by our employees, provides an opportunity to expand product distribution, increase DSD efficiency, and still maintain relationships with trade partners. We began using third party distributors primarily in our newer geographic markets in fiscal 1998, including Chicago, Detroit, Minneapolis, Philadelphia and, most recently, the Atlanta area. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, such as frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. For example, the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Additionally, weather conditions reduced the Florida projected orange harvest for the 1998-1999 season. The La Nina weather pattern in the western part of North and Central America in the 1998-1999 winter season had an adverse effect on the prices and availability of fruits and vegetables, in addition to the impact of the citrus freeze during December 1998 previously discussed. All of these adverse weather conditions could negatively affect our business and results of operations.

         RISKS ASSOCIATED WITH PERISHABLE PRODUCTS. Except for natural spring water, meal replacement beverages and food bars, Odwalla's products are fresh, flash pasteurized or heat treated and don't contain any preservatives. They have a limited shelf life because of this. In order to maintain our "day-of-production" quality standards, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don't have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. We've historically experienced difficulties in accurately forecasting product demands and expect that challenge to continue. When we don't accurately forecast product demand, we are either unable to meet higher than anticipated demand or we produce excess inventory that cannot be profitably sold. In addition, most of our trade partners have the right to return any products that are not sold by their expiration date. Our inability to meet higher than anticipated demand or excess production or significant amounts of product returns on any of our products could have a material negative effect on our business and results of operations.

         COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors such as inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas in recent years. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future.

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

business are national brands, including Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands, including Naked Juice (owned by Chiquita Brands International, Inc. ("Chiquita")) in Southern California and Colorado, Fresh Samantha's in the Northeast, Mid-Atlantic and Southeast sections of the United States and Fantasia in the Chicago and other Midwest market areas. Juice and smoothie bars, including Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. In late 1998, we began the introduction of food bars. Our food bar products compete with several more established companies,, including PowerBar, Balance Bar or Clif Bar. While we believe that we compete favorably with our competitors on factors, including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

         PRODUCT LIABILITY. Because our 100% fresh-squeezed citrus products and certain other citrus-based products are not pasteurized or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the Recall (see "Part II, Item 1. Legal Proceedings" on page 21) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the Recall or earlier periods in 1996 will not result in adverse publicity or monetary damages, either of which could materially and adversely affect our business and results of operations. We currently maintain $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

         ORCHARD PRODUCTION. Historically, we've depended upon the fruit produced from the trees of large orchards. These trees may become damaged, diseased or destroyed as a result of windstorms, pests or fungal disease. Additionally, there are types of controllable fungal diseases that can affect fruit production although not fatal to the trees themselves. These types of fungal diseases are generally controllable with fungicides. However, we can't be sure that such control measures will continue to be effective. Any decrease in the supply of fresh fruit as a result of windstorms, pests or fungal disease could have a material adverse effect on our business and results of operations.

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

         GOVERNMENT REGULATION. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA"). On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices are scheduled to go into effect in July 1999. The FDA's guidelines for fresh juice require producers to achieve at least a 5-log reduction in potential pathogens (99.999% barrier). Pasteurization is one way for juice producers to meet the requirement. We currently Flash Pasteurize our apple juice and are in compliance with the FDA regulations. For juice producers who choose not to use pasteurization, the FDA has mandated either a HACCP plan that achieves the required 5-log reduction or a warning label on the bottle to alert consumers of the presence of unprocessed produce. Because all products produced in our Dinuba, California production facility are manufactured under a HACCP plan with validated critical control points, we are already in compliance with the new FDA regulations and will not need to use warning labels on unpasteurized juice products. For our 100% fresh-squeezed citrus juices (orange, grapefruit, tangerine, lemon and lime), we've designed a process that has been scientifically validated to achieve the FDA-required 5-log reduction without pasteurizing. Because our process meets the FDA's new requirements, and our own quality assurance standards, Odwalla continues to offer our 100% fresh-squeezed, unpasteurized citrus juice without a warning label. We don't anticipate significant additional costs to comply with current FDA regulations. However, should the FDA's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

regulations change to require us to meet additional requirements, our business and results of operations may be negatively affected by the increased costs of compliance.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at May 29, 1999.

         FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. Dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses in fiscal 1999. We do not engage in foreign currency hedging activities.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         The following personal injury claims and legal proceedings seeking monetary damages and other relief relating to the Recall are pending against Odwalla, as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

         1. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, San Jose, California on June 2, 1997 and served on June 16, 1997. The case is set for trial in January 2000.

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

         The Company has two additional proceedings allegedly arising out of product consumption prior to the Recall:

         1. The Lane Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about April 26, 1999. The case was removed to the United States District Court in Seattle on May 25, 1999. The case does not have a trial date set.

         2. The Shields Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about July 1, 1999. The case is set for trial in November 2000.

         The following personal injury claims and legal proceedings have been settled:

         1. The Sawchuk Case: A personal injury lawsuit filed in the United States District Court for the Northern District of California and served on or about October 10, 1997. The case was settled on April 7, 1999 subject to final court approval.

         2. The Fujita Case: A personal injury lawsuit filed in Alameda Superior Court. The case was settled in April 1999.

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

         On May 21, 1999, Odwalla filed a lawsuit in United States District Court for the Eastern District of California in Fresno, California, against New Hampshire Insurance Company to seek recovery on our business interruption insurance claim filed as a result of the Recall. The case does not have a trial date set.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

          EXHIBIT
          NUMBER      DESCRIPTION
          -------     -----------
            3.1       Amended and Restated Bylaws, dated as of February 1, 1999.

           27.1       Financial Data Schedule


         B.   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended May 29, 1999.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ODWALLA, INC.
                                        (Registrant)




Date:  July 9, 1999                     By:  /s/  D. STEPHEN C. WILLIAMSON
                                           -------------------------------------
                                             D. Stephen C. Williamson
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:  July 9, 1999                     By:  /s/  JAMES R. STEICHEN
                                           -------------------------------------
                                             James R. Steichen
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)