Form 10-Q/A
period 1999-02-27
ODWALLA INC
filed 1999-07-20
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

                                 [ODWALLA LOGO]
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)


                California                                           77-0096788
------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
               organization)

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

                                  Yes [X] No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, no par value                 5,126,763 shares
     --------------------------                 ----------------
                 (Class)                 (Outstanding at July 2, 1999)

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended February 27, 1999, is being filed to include information under sections Item 2 and Item 4 to read as follows. No other changes are being made to the Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 7, 1999, Odwalla signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock will receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or (iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividend, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999.

     Odwalla also paid fees and issued a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in five years. Total costs of the transaction approximate $700,000, including the financial advisor fees other than the warrant described above, reimbursement of certain costs of Catterton-Simon and other transaction costs. Based in part on Catterton-Simon's representations, the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, according to Section 4(2) of the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Odwalla's annual meeting of shareholders was held on February 1, 1999. The following matters were voted upon at the annual meeting:

1. Election of five directors to serve until the next annual meeting of stockholders in 2000. The results of the voting were as follows:

                                                                           Votes
                                                                           -----
                                                            For                          Withheld
                                                            ---                          --------
     D. Stephen C. Williamson                            4,495,379                        15,874
     Greg A. Steltenpohl                                 4,495,879                        15,374
     Martin S. Gans                                      4,496,349                        14,904
     Ranzell Nickelson, II                               4,496,579                        14,674
     Richard Grubman                                     4,495,629                        15,624

2. Ratification of the appointment of PricewaterhouseCoopers LLP as the independent accountants of Odwalla for the fiscal year ending August 28, 1999. The results of the voting were as follows:

          Number of shares voted FOR                  4,496,677
          Number of shares voted AGAINST                 5,260
          Number of shares voted ABSTAINING              9,316
          Number of broker non-votes                         0

                                    SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ODWALLA, INC.
                                   (Registrant)




Date:  July 19, 1999               By:  /s/  D. STEPHEN C. WILLIAMSON
                                       ------------------------------
                                       D. Stephen C. Williamson
                                       Chief Executive Officer
                                        (Principal Executive Officer)



Date:  July 19, 1999               By:  /s/  JAMES R. STEICHEN
                                       ------------------------------
                                       James R. Steichen
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)