Form 10-K
period 1999-08-28
ODWALLA INC
filed 1999-11-24
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                                     [LOGO]

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

                         Commission file number 0-23036

                                  ODWALLA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          California                                   77-0096788
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                               120 Stone Pine Road
                         Half Moon Bay, California 94019
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

Registrant's telephone number, including area code:      (415) 726-1888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        Title of each class         Name of Exchange on which registered
        -------------------         ------------------------------------
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of November 12, 1999, was approximately $21,843,000 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On November 12, 1999 approximately 5,125,761 shares of the Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

                            [Cover Page 2 of 2 pages]

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

        This Form 10-K includes forward-looking statements about future events, products or future financial performance that haven't happened. For example, statements like we "expect," we "believe" or we "anticipate" are forward-looking statements. Investors should be aware that actual results may differ materially from our expectations because of risks and uncertainties about the future. In addition, we will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 3); competition (page 4); our dependence on significant trade partners (page 5); government regulations that may impact our business (page 5); the specific risk factors discussed on pages 6 to 8; remaining legal proceedings (page 9); commitments and contingencies described in
Note 3 to the financial statements.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

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

        Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded all-natural, super-premium refrigerated juice company in the country, serving selected markets in the Western, Midwest, Mid-Atlantic and Southeastern regions of the United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies (including single-flavor and blended fruit and vegetable based juice products), all-natural meal replacement and dairy-free shakes, natural spring water and all-natural food bars. Our beverage product line appeals to many consumers because of its superior taste of fresh and minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors.

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

        Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery ("DSD") systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. Odwalla sells and distributes our products to over 3,800 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores and food service operators through our DSD system.

        Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

PRODUCTS, DISTRIBUTION AND TRADE PARTNERS

        Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free shakes, wholesome food bars and natural spring water. All of our juices are minimally processed (some produced on a seasonal basis), except for our current 100% fresh squeezed orange juice, which we expect will be minimally processed by the end of the second quarter of fiscal 2000. This decision may result in the loss of some trade partners and consumers who choose to purchase fresh citrus products. However, we believe that heightened food safety concerns expressed by trade partners and consumers, on-going government regulatory processing and labeling changes (see Government Regulation, page 5), and our ability to produce super-premium minimally processed products will offset potential sales declines over a period of time.

        Odwalla products are currently sold in Arizona, California, Colorado, Georgia, Illinois, Louisiana, Maryland, Michigan, Minnesota, Nevada, New Jersey, New Mexico, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington state, Washington, D.C. area, and Wisconsin.

        On September 1, 1999, we introduced new branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic. Our new bottle retains fresh fruit flavor notes better than our previous bottle and better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of the new bottle also extends the shelf life of our products. We establish shelf life standards for each product to maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. The shelf life of Odwalla's fruit and vegetable-based products is typically between 10 and 20 days at the retail outlet. Although the cost of the new bottle is approximately 50% greater than the prior bottle, we anticipate that the ability to lengthen shelf life and our distribution capabilities will offset the increased cost. Our food bars have a significantly longer shelf life.

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

        We also distribute our products through third party distributors. This distribution channel, with merchandising support provided by the distributors' employees and/or our employees, provides an opportunity to expand product distribution in selected markets and still maintain relationships with trade partners. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

RAW MATERIALS

        Producing and selling our minimally processed products entails special requirements in ingredient sourcing, production, distribution and sales in order to preserve and maximize the freshness and flavor quality of the products. We source and select fruits and vegetables to meet a variety of established criteria, including overall quality, flavor profile, variety, ripeness and other factors. Processing of the fruit and vegetables is performed in a manner to capture and preserve various qualities of fresh flavors and consistency. Odwalla has focused on each of these elements in an effort to achieve our goal of providing the safest, best tasting and most nutritious beverage and other products for consumers.

        Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples, carrots and tangerines are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network and new sources for the ingredients we need. Beginning in 1998, we contracted for a substantial portion of our fall apple needs through McAfee Apple Gardens, a California Central Valley grower using Good Agricultural Practices, field Hazard Analysis Critical Control Points ("HACCP") plan and sustainable farming practices. We also farm a small orange ranch in a part of California to have access to local fresh fruit in the early winter months. Recently, we began purchasing organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could seriously harm our business and results of operations. We are subject to the same issues with our other ingredients as well.

        We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been processed, finely cut, heat treated, packed in a container and frozen. A puree is not a concentrate. Purees are combined with the freshly extracted and flash pasteurized juices of other fruits in a number of our products. The purees we purchase are heat treated to increase safety and meet government regulations. Most purees are purchased under annual price contracts.

        As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, including frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. For example, the heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. We understand that the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Additionally, significant events including the devastation caused by hurricanes in Honduras, Nicaragua and neighboring countries in 1998 negatively impacts the supply and pricing of certain ingredients.

        In December 1998, a freeze damaged citrus crops in the San Joaquin Valley and other portions of California. This had a significant negative impact on the cost and yield of fresh citrus products we have used since the freeze. See Management's Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 12 for more information.

COMPETITION

        In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf stable products that can be distributed with significantly less cost. We believe our niche is easily accessed nourishing beverages in the refrigerated super premium juice, emerging dairy-free beverages, all-natural food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, food and energy bar companies and premium bottled waters. Our direct competitors in the juice business are national brands including Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands including Naked Juice (owned by a large international company, Chiquita Brands International, Inc. ("Chiquita")) in Southern California and Colorado, Fresh Samantha's in the Northeast, Mid-Atlantic and Southeast sections of the United States and Fantasia in the Chicago and other Midwest market areas. Juice and smoothie bars including Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which have been on the market since August 1998, compete with several more established companies, including PowerBar, Balance Bar and Clif Bar. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS

        Safeway, Inc. ("Safeway") is our largest single account and accounted for 13% of our fiscal 1999 sales. We spend considerable time to maintain a good relationship with Safeway and other significant accounts, but we can't offer any assurance that sales to significant accounts will not decrease or that these trade partners will not choose to replace our products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would seriously harm our business and results of operations. Continuity of trade partner relationships is important, and events that impact our trade partners, including labor disputes, may have an adverse impact on our results of operations.

GOVERNMENT REGULATION

        The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA") and California State Food and Drug. On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices were due to be enacted in June 1999. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogens, 99.999% barrier, supported by a Hazard Analysis Critical Control Point ("HACCP") plan. All fresh juice processors which could not demonstrate a 5-log reduction were expected to label their product with a warning label on the bottle to alert consumers of the presence of unprocessed product. Because all products produced in our Dinuba, California production facility are manufactured under a HACCP plan with validated critical control points, we are already in compliance with the FDA regulations for fresh apple juice and the proposed FDA regulations for citrus juices, and will not need to use warning labels on unpasteurized juice products.

        However, due to an outbreak of Salmonellosis in another company's orange juice earlier in 1999, the FDA has reconsidered the effectiveness of the proposed ruling. Regulators, industry representatives and scientists held a meeting during the summer of 1999 to discuss what regulation should become final. FDA officials emphasized their preference for a 5-log reduction in fresh juice from the time it is extracted until bottled. A validated HACCP plan currently does not have to include this requirement. The most effective way presented to meet the newly discussed 5-log reduction in commercial production is flash pasteurization. The FDA will meet again in early December 1999 to presumably finalize their views on requirements to achieve a 5-log reduction of pathogens in orange juice. In November 1999, another processor of fresh-squeezed, non-pasteurized orange juice enacted a recall due to Salmonellosis concerns. Based upon discussions with members of the scientific community and informal discussions with FDA officials, we anticipate that flash pasteurization will be required.

        Odwalla has been performing flash pasteurization for nearly three years. All fresh-squeezed citrus used in our products blended with other ingredients (e.g., in our smoothie and nutritional product lines) has been flash pasteurized. During the past year, we began flash pasteurizing fresh-squeezed citrus products that are not further blended (e.g., grapefruit juice and our quencher products). Orange juice is currently the only product we offer as a non-flash pasteurized product. However, we began offering flash pasteurized orange juice during the summer of 1999, partially at the request of trade partners, and the response has been favorable from both trade partners and consumers. We expect that only flash pasteurized products will be offered by the end of the second quarter of fiscal 2000. Odwalla is ready for the anticipated FDA regulations and we don't anticipate significant additional costs to comply with current FDA regulations.

        We are also subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances and by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. We believe that we comply in all material respects with these laws and regulations, although we cannot assure that future compliance with such laws or regulations will not have a material adverse effect on our results of operations or financial condition. We did not incur any significant costs in fiscal 1999 to comply with environmental laws.

EMPLOYEES

        As of November 12, 1999, Odwalla had approximately 450 employees, 430 of whom were full-time employees. We don't have any collective bargaining agreements with our employees, and we believe employee relations are generally good.

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

        Risks associated with perishable products. Except for natural spring water and food bars, Odwalla's products are fresh, flash pasteurized or heat treated and don't contain any preservatives. They have a limited shelf life because of this. In order to maintain our "day-of-production" quality standards, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don't have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. We've historically experienced difficulties in accurately forecasting product demands and expect that challenge to continue. When we don't accurately forecast product demand, we are either unable to meet higher than anticipated demand or we produce excess inventory that cannot be profitably sold. In addition, most of our trade partners have the right to return any products that are not sold by their expiration date. Our inability to meet higher than anticipated demand or excess production or significant amounts of product returns on any of our products could harm our business and results of operations.

        Cost sensitivity. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors including inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California as discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 12.

        Product liability. Because our 100% fresh-squeezed citrus products and certain other citrus-based products are not pasteurized, irradiated or chemically treated, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the recall (see "Item 3. Legal Proceedings" on page 9) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the recall in 1996 will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. We currently maintain $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

        Geographic concentration. Our wholesale accounts and retail trade partners have their largest concentration in Northern California, with most located in the metropolitan areas surrounding the San Francisco Bay. Due to this concentration, natural disasters, including earthquakes, economic downturns and other conditions affecting Northern California may adversely affect our business and results of operations.

        Concentration of production capacity. Virtually all of our juice production capacity is located at our Dinuba, California facility. Because we maintain minimal finished goods inventory as part of our "day-of-production" production system, we could be unable to continue to produce beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption would seriously harm our business and results of operations. Separate companies produce our dairy-free shakes, meal replacement beverages, spring water and food bars.

        Lack of diversification. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our DSD system. Although we've added dairy-free shakes, meal replacement beverages, spring water and food bars, and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the recall in October 1996 and from the impact of the California citrus freeze in December 1998. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

        Risks related to expansion. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Following the 1996 recall, management attention was primarily focused on restoring production and sales in our then-existing markets and dealing with legal and other company issues. This diverted our plans for expansion, for the most part, until fiscal 1998. Due to the extent of our operating losses in recent years, we currently anticipate limited expansion in fiscal 2000 beyond existing markets. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the recall as well as the perishability of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, perceptions of the recall and consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

        We've expanded into certain markets, including the Pacific Northwest and Colorado, through acquisitions of local juice manufacturers. Acquisitions involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won't have an adverse impact on our operations.

        Any plans to invest in new markets or to consider acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

        Competition. Our direct competitors in the juice business are national brands including Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands including Naked Juice (owned by a large international company, Chiquita Brands International, Inc. ("Chiquita")) in Southern California and Colorado, Fresh Samantha's in the Northeast, Mid-Atlantic and Southeast sections of the United States and Fantasia in the Chicago and other Midwest market areas. Juice and smoothie bars including Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

        Quarterly fluctuations. Because the fruits and vegetables we use are purchased in the open market on a negotiated basis, the price and availability of key ingredients may fluctuate on a quarterly basis. Consumers tend to establish certain buying patterns, and a disruption of those buying patterns may result in a decline in sales. Other factors, including expansion into new markets, consummating an acquisition, costs of integrating acquired operations, price promotions of certain products, changes by our competitors, and introduction of new products, can result in fluctuations to sales and costs on a quarterly basis.

        Intellectual property rights. We believe our trademarks, trade dress, trade secrets and similar intellectual property are critical to Odwalla's success and we attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. We've licensed elements of our distinctive trademarks, trade dress and similar proprietary rights to third parties in the past and may continue this practice. While we attempt to ensure that the quality of our brand is maintained by these third party licenses, we can't be sure that these third parties will not take actions that might seriously harm the value of our proprietary rights or the reputation of our products, either of which could have a material adverse effect on our business. Product package and merchandising design and artwork are important to the success of Odwalla, and we intend to take action to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. This action could be time-consuming, result in costly litigation and divert management personnel. Furthermore, there can be no assurance that we would be successful in such action. We don't currently have any patents.

        Control by officers and directors. Odwalla's officers, directors and their affiliates beneficially own, in the aggregate, approximately 23% of the outstanding shares of common stock. Through their holdings, these shareholders, acting together, would be able to significantly influence most matters requiring shareholder approval, including the election of a majority of our Board of Directors. This control could have the effect of delaying, deferring or preventing a change of control of the Company.

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

ITEM 2. PROPERTIES

        Our production facility is in Dinuba, California and consists of approximately 100,000 square feet of production, office and cold storage space on a 13-acre parcel of land plus approximately 29 acres of land adjacent to the production facility. We own this property and believe we carry adequate property insurance. Our administrative offices are located in Half Moon Bay, California. We also have distribution centers throughout California and in Phoenix, Arizona; Denver, Colorado; Atlanta, Georgia; Landover, Maryland; Albuquerque, New Mexico; Eugene and Portland, Oregon; Austin, Houston and Dallas, Texas; and Seattle, Washington. We lease all our facilities other than the Dinuba production facility.

ITEM 3. LEGAL PROCEEDINGS

        The following personal injury claims and legal proceedings seek monetary damages and other relief relating to the recall in 1996, as discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

        1. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, San Jose, California on June 2, 1997 and served on June 16, 1997. There is no trial date set.

        2. The Nixon Case: A personal injury lawsuit filed in Sacramento County Municipal Court, Sacramento, California on August 15, 1997. There is no trial date set.

        The Company has two additional proceedings allegedly arising out of product consumption prior to the Recall in 1996:

        1. The Lane Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about April 26, 1999. The case was removed to the United States District Court in Seattle on May 25, 1999. The case is set for trial on July 11, 2000.

        2. The Shields Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about July 1, 1999. The case is set for trial on January 16, 2001.

        The following personal injury claim and legal proceeding has been settled:

        1. The Jackson Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about June 8, 1998. The case was settled on October 27, 1999.

        We maintained commercial general liability insurance totaling $27,000,000 during the period for which the above claims are filed, including the Recall. We have notified our insurance carrier of these events. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. The Recall related legal proceedings settled to date were covered under our commercial general liability insurance policy and did not result in any additional costs to us.

        On May 21, 1999, Odwalla filed a lawsuit in United States District Court for the Eastern District of California in Fresno, California, against New Hampshire Insurance Company to seek recovery on our business interruption insurance claim filed as a result of the Recall. The case does not have a trial date set.

        In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the E. coli O157:H7 incident and related issues. In July 1998, in connection with this investigation, we entered into a misdemeanor plea agreement with the U.S. government, concerning 16 shipments in October 1996 of unpasteurized apple juice from a single contaminated batch. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety.

        We are subject to other legal proceedings and claims that arise in the course of our business. We currently believe that the ultimate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material negative impact on our results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 1999.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Odwalla's common stock began trading on the Nasdaq SmallCap Market in December 1993 at the time of our initial public offering. Since May 18, 1995, our stock has traded on the Nasdaq National Market under the symbol "ODWA." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On November 12, 1999, the closing price of Odwalla's common stock was $5.563.

        FISCAL YEAR ENDED AUGUST 28, 1999              HIGH                  LOW
Fourth Quarter                                      $     8.00            $    6.25
Third Quarter                                       $     9.00            $    5.438
Second Quarter                                      $     8.00            $    5.875
First Quarter                                       $    10.625           $    7.00

        FISCAL YEAR ENDED AUGUST 29, 1998

Fourth Quarter                                      $    12.875           $    9.00
Third Quarter                                       $    10.25            $    7.50
Second Quarter                                      $     8.75            $    5.625
First Quarter                                       $    11.00            $    7.375


        As of November 12, 1999, there were approximately 307 holders of record of the Company's common stock.

DIVIDEND POLICY

        We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, so we don't anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following table shows selected consolidated financial information for Odwalla for the past five fiscal years. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 12, and the Consolidated Financial Statements and Notes beginning on page 35.

                                                                    Year Ended August,
                                             ----------------------------------------------------------------
                                               1995          1996          1997         1998          1999
                                             --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:                              (in thousands, except per share data)
Net sales ..............................     $ 35,869      $ 59,197      $ 52,630      $ 59,088      $ 68,042
Cost of sales ..........................       18,425        29,889        27,650        29,236        35,542
                                             --------      --------      --------      --------      --------
Gross Profit ...........................       17,444        29,308        24,980        29,852        32,500
Operating expenses:
 Sales and distribution ................       11,588        20,236        22,465        20,282        24,056
 Marketing .............................          891         2,179         2,919         2,696         2,908
 General and administrative ............        3,576         6,206         7,625         6,873         7,647
 Recall and related costs ..............           --            --         6,518         1,242           250
                                             --------      --------      --------      --------      --------
    Total operating expenses ...........       16,055        28,621        39,527        31,093        34,861
                                             --------      --------      --------      --------      --------
Income (loss) from operations ..........        1,389           687       (14,547)       (1,241)       (2,361)
Other income (expense), net ............          108           346           210          (163)          (40)
                                             --------      --------      --------      --------      --------
Income (loss) before income taxes ......        1,497         1,033       (14,337)       (1,404)       (2,401)
Income tax (expense) benefit ...........         (500)         (400)        1,901            25           359
                                             --------      --------      --------      --------      --------
Net income (loss) ......................     $    997      $    633      $(12,436)     $ (1,379)     $ (2,042)
                                             ========      ========      ========      ========      ========

Basic net income (loss) per share ......     $   0.24      $   0.13      $  (2.49)     $  (0.27)     $  (0.40)
                                             ========      ========      ========      ========      ========

Diluted net income (loss) per share ....     $   0.22      $   0.12      $  (2.49)     $  (0.27)     $  (0.40)
                                             ========      ========      ========      ========      ========


                                                       End of Fiscal Year
                                    -------------------------------------------------------
                                     1995         1996        1997        1998        1999
                                     ----         ----        ----        ----        ----
                                                         (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments .......     $18,496     $12,413     $ 3,225     $ 3,191     $ 7,369
Working capital ...............      17,918      14,655       1,300       1,669       7,384
Total assets ..................      35,481      37,700      31,006      29,350      35,305
Long-term liabilities .........         736         501         441         888         688
Total shareholders' equity ....      28,499      29,574      17,635      16,445      21,954

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

OVERVIEW

        In the Management Discussion and Analysis section of this 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 35.

GENERAL BUSINESS

        Net sales in fiscal 1999 increased to $68.0 million, an increase of 15% from $59.1 million of sales last year, which represents a record sales year for Odwalla. In fiscal 1999, we had growth in all of our geographic market areas, expanded our presence in markets we entered in fiscal 1998, and entered the Atlanta market. Our net loss for the year was $2.0 million or $.40 per share compared to a loss of $1.4 million or $0.27 per share last year. The most significant reason for the fiscal 1999 loss is the result of the December 1998 California citrus freeze, which is discussed below.

        Our sales strength has come predominantly from continued penetration in existing markets, sales of new products and expansion into new markets. We believe that continued recognition of the Odwalla brand and consumer attraction to our products, new product introductions, better store shelves placement, increased placement of branded in-store coolers, and increased delivery system support has contributed to our sales growth.

        We experience quarterly fluctuations, sometimes significant, and anticipate that these fluctuations will continue in future quarters. Some factors behind the fluctuations include: changes in the price or availability of raw materials, particularly fruit products, due to seasonality, weather and other factors; new product introductions; costs of expansion into new markets, which can continue for many quarters beyond the market entry date; sales promotions; buying patterns of consumers; competitor product introductions; overall economic trends influencing consumers. In addition, weather patterns impacting consumers, including unseasonably cool or rainy weather, can result in fewer sales to consumers and ultimately lower sales to trade partners and higher return credits issued if we haven't been able to forecast and adjust for the change in consumer buying patterns. While the DSD system offers many benefits to us, it is also an expensive and fairly fixed cost distribution system. We have invested significantly in our production facility and management team; the benefit of this investment will result from higher volume of product through the facility. Conversely, lower volume than expected will result in higher fixed costs as a percentage of sales. Finally, we may choose to reduce prices or increase spending in response to competition in some markets, which usually has a negative short-term effect on our results of operations.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net sales, certain statements of operations data for fiscal years 1997, 1998 and 1999. These operating results are not necessarily indicative of the results for any future period.

                                                   YEAR ENDED AUGUST,
                                             ------------------------------
                                              1997        1998        1999
                                             ------      ------      ------
Net sales                                    100.0%      100.0%      100.0%
Cost of sales                                 52.5        49.5        52.2
                                             -----       -----       -----
Gross margin                                  47.5        50.5        47.8
Operating expenses
  Sales and distribution                      42.7        34.3        35.4
  Marketing                                    5.5         4.6         4.3
  General and administrative                  14.5        11.6        11.2
  Recall and related costs                    12.4         2.1         0.4
                                             -----       -----       -----
Income (loss) from operations                (27.6)       (2.1)       (3.5)
Interest and other income (expense), net        .4         (.2)       (0.0)
Income tax benefit                             3.6         0.0         0.5
                                             -----       -----       -----
Net income (loss)                            (23.6)%      (2.3)%      (3.0)%
                                             =====       =====       =====

        NET SALES. Net sales for fiscal 1999 increased 15% to $68.0 million compared to $59.1 million in fiscal 1998, and increased 12% in fiscal 1998 from $52.6 million in fiscal 1997. Our 1999 sales increase, which occurred in all geographic regions, resulted primarily from (a) growth in existing markets and accounts and new products and (b) sales volume from new markets. Net sales are also impacted by our expanded use of third party distributors, which grew at about the same rate as our own DSD business. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. Total sales in our newest markets, which include the Midwest, Mid-Atlantic and Atlanta markets, were about 6% of total sales and represent a significant increase from fiscal 1998 as we had just begun selling in some of these newer markets at that time. Our food bar business, which was introduced at the very end of fiscal 1998, was also an important factor in fiscal 1999 as food bar sales represented just less than 5% of our net sales in fiscal 1999. The sales increase in fiscal 1998, which occurred in all geographic regions, resulted primarily from (a) new and returning products and (b) sales volume from new markets. Net sales in fiscal 1998 were also impacted by our expanded use of third party distributors.

        COST OF SALES. Cost of sales increased to $35.5 million or 52.2% of net sales in fiscal 1999 compared to $29.2 million or 49.5% of net sales in fiscal 1998. Cost of sales was $27.6 million or 52.5% of net sales in fiscal 1997. Gross margin decreased from 50.5% in fiscal 1998 to 47.8% in fiscal 1999 after increasing from 47.5% in fiscal 1997. In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar year 1999. The immediate effect of the freeze was to increase the price of the fresh citrus we purchase, which continues currently. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. Gross margin decreased primarily due to (a) unfavorable pricing and yield for ingredients, primarily citrus, and (b) increases in labor, due to poorer yields, and co-packing costs. The continued use of third party distributors also negatively affected gross margins. However, we believe that fiscal 1999 would have been profitable except for the impact of the citrus freeze.

        As a result of the citrus freeze, we remain more dependent upon alternative and more expensive sources of fresh supply than in prior years. We continue to use our extensive network of grower contacts to continually try to maintain our supply of fresh ingredients. The effect on orange and other ingredient costs to Odwalla beyond fiscal 1999 is not yet fully determined, but we expect to experience higher orange costs until the new crop is available in

December 1999 or January 2000. The cost and quality of the new crop is not yet determined and could differ from current prices.

        The increase in gross margin in fiscal 1998 compared to fiscal 1997 resulted primarily from (a) favorable sourcing, pricing and yield for fruit and other ingredients, and (b) an increase in operating efficiency due to increased volume. Cost of sales as a percentage of net sales increased significantly following the recall (see recall and related costs on page 14) due to reduced production volume, especially from October 30, 1996 through the second quarter of fiscal 1997, although this increase from historical levels continued through fiscal 1997.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $24.1 million in fiscal 1999 compared to $20.3 million in fiscal 1998, and increased as a percentage of net sales to 35.4% from 34.3% in fiscal 1998. Sales and distribution expenses decreased as a percentage of net sales and in dollars in fiscal 1998 when compared to the 42.7% and $22.5 million in fiscal 1997. Expenses will continue to be affected as we seek to find the proper mix between third party distributors and our own DSD system in a given market. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets. During fiscal 1999, we experienced a full year of costs in our newest markets. Expansion into markets serviced by our DSD system, including the Washington, D.C. area, requires an investment for some initial period. We also began an investment in our national sales structure and in our DSD sales and operational structure. We expect that this investment will result in efficiencies later in fiscal 2000. We expect to continue to have expansion costs as we enter new geographic markets.

        The fiscal 1998 expense decrease as a percentage of net sales as compared to fiscal 1997, resulted from increased sales volume supported by a more fixed cost operations structure, which was offset by national and regional labor costs and an increase in our expansion efforts compared to fiscal 1997.

        MARKETING. Marketing expenses increased 8% to $2.9 million in fiscal 1999 compared to $2.7 million in fiscal 1998, and decreased 8% in fiscal 1998 compared to $2.9 million in fiscal 1997. The increase in absolute dollars in fiscal 1999 is the result of increased product tastings, both in retail locations and sponsorships of community events, consultants and product research and development. In August 1999, Karen Lucas joined Odwalla as Vice President, Marketing. We expect that marketing expenses will increase during fiscal 2000, in absolute dollars and also as a percentage of net sales.

        The marketing expenditures decreased in absolute dollars and as a percentage of net sales in fiscal 1998 primarily due to reduced executive payroll and operating expenses offset by an increase in advertising. We had increased marketing expenses in absolute dollars and as a percentage of net sales in fiscal 1997 to reinforce the existing consumer base and attract new consumers to the brand and products following the recall, expand outside communications, develop and launch new and newly formulated products and incur professional services related to consumer research.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $7.6 million in fiscal 1999 or 11.2% of net sales compared to $6.9 million or 11.6% of net sales in fiscal 1998 and $7.6 million or 14.5% of net sales in fiscal 1997. In fiscal 1999, the increase resulted primarily from increased payroll in human resources, financial analysis and information technology personnel, increased recruiting and search firm costs, and consulting fees. In fiscal 1998, reductions in administrative payroll and consulting fees were the primary reasons for the decrease from fiscal 1997.

        RECALL AND RELATED COSTS. On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall of all Odwalla products containing apple juice. We experienced a significant decline in sales immediately following the recall and we weren't able to immediately and significantly modify certain on-going production, distribution and other costs.

        Odwalla also incurred significant direct costs as a result of the recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product in inventory and packaging supplies, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. Total recall and related costs in fiscal 1997 were $6.5 million, including a $2.2 million charge to establish a reserve for future professional fees related to the recall. Under our arrangement with our insurance company, we pay a portion of the legal fees related to third party claims resulting from the recall and related claims. The reserve for professional fees is an estimate, and there can be no assurance that the actual reserved liability established will be adequate. We reviewed this charge during fiscal 1998 and, except for the settlement noted below, believed that the reserve established was adequate. In fiscal 1999, we reviewed available information, including recently filed claims, and added $250,000 to this reserve. We will continue to assess this liability and will make appropriate adjustments if circumstances change. Approximately $1.3 million of this reserve for professional fees remained at August 28, 1999.

        Recall and related costs of $1.24 million in fiscal 1998 represent the present value of the settlement with the U.S. government in connection with the grand jury investigation begun in fiscal 1997. See Item 3, "Legal Proceedings" on page 9 for additional information.

        INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest expense in fiscal 1999 of $159,000 compared to net interest expense of $206,000 in fiscal 1998 and net interest income of $173,000 in fiscal 1997. Gross interest income of $278,000, $160,000 and $322,000 in fiscal 1999, 1998 and 1997 resulted primarily from the remainder of the proceeds of the May 1996 public offering and, in 1999, the proceeds of the January 1999 Series A Preferred Stock offering. Gross interest expense of $437,000, $366,000 and $149,000 in fiscal 1999, 1998 and 1997 resulted primarily from interest on the line of credit established in May 1997, capital lease interest and other debt.

        INCOME TAX BENEFIT. The $359,000, $25,000 and $1.9 million income tax benefit for fiscal 1999, 1998 and 1997 results from the tax benefit associated with operating losses. The 15% effective tax rate in 1999 and 1998 (after offsetting the impact of the non-deductible settlement with the U.S. government discussed previously for 1998) and the 13% effective tax rate in 1997 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding the impact of the Recall on the Company's future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

        At August 28, 1999, we had working capital of $7.4 million compared to working capital of $1.7 million at August 29, 1998. The increase resulted primarily from financing activities. At August 28, 1999, the Company had cash, cash equivalents and short term investments of $7.4 million compared to $3.2 million at the end of fiscal 1998.

        Net cash used in operating activities in fiscal 1999 was $1.3 million. This consisted of the net loss plus depreciation, amortization and an increase in accounts payable, offset by increases in prepaid expenses, inventory and accounts receivable and decreases in other accrued expenses. Increases in accounts payable and accounts receivable are generally due to increased expense and sales volume compared to the same time period in fiscal 1998. The inventory increase represents acquisition of frozen raw materials during the summer of 1999. Prepaid expenses increased primarily due to the timing of insurance payments, advances for future costs and refundable deposits and similar items. Accrued expenses, which includes the reserve for Recall related professional fees, decreased primarily as we paid for previously accrued costs.

        Net cash used in investing activities for fiscal 1999 was $6.5 million. This consisted principally of transferring funds to short-term investments and capital expenditures for production equipment at the Dinuba plant and, to a lesser extent, computer equipment and coolers. Net cash provided by financing activities for fiscal 1999 was $7.2 million. This consisted principally of proceeds from the sale of Series A Preferred Stock and from common stock option exercises offset by payments of long-term debt and capital lease obligations.

        We had purchase commitments for the future delivery of raw materials as of August 28, 1999, approximately $2.1 million of which are under contracts and are expected to be completed by August 2000.

        We've used, and expect to continue to use, both operating and capital lease financing to obtain refrigeration coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. We are currently discussing additional lease lines with several companies, although we don't have any commitments from a leasing company and there can be no assurance that we will obtain the requested commitment. If we don't obtain adequate lease or other financing, our ability to obtain needed equipment may negatively impact our operations. At August 28, 1999, we owed $43,000 for capital lease obligations, primarily related to leasing of production equipment and delivery vehicles.

        On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock receives an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or
(iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividends, or the amount due each holder of common stock. The minimum liquidation preference is $8.6 million at August 28, 1999. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999. We also paid fees and issued a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in five years. Total costs of the transaction approximate $700,000, including the financial advisor fees other than the warrant described above, reimbursement of certain costs of Catterton-Simon and other transaction costs. On June 14, 1999, our Board of Directors declared a stock dividend of 33,333 Series A Preferred Stock shares for the Series A shareholder. The dividend was paid June 30, 1999.

        In May 1997, we entered into a Loan and Security Agreement ("Security Agreement") with a lender which provided a revolving line of credit up to $5.0 million. Our borrowings were limited to 85% of eligible accounts receivable ("Receivable Line") plus up to $500,000 for new capital equipment ("Equipment Line"). Eligible accounts receivable were defined in the Security Agreement and generally represented all trade accounts receivable less balances that were delinquent. We paid monthly interest on borrowings at prime plus 1.5%, which was 9.75% at August 28, 1999. During 1999, we borrowed only under the Receivable Line. If we borrowed under the Equipment Line, we would pay interest only for the first three months and then pay monthly interest and principal payments using a 45 month amortization schedule. The Security Agreement contained certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. The interest rate changed to prime plus 2% if our adjusted net worth, as defined, was less than $14 million. We were required to pay interest on $2 million whether or not we borrowed that amount and, accordingly, we had borrowed approximately $2.3 million under the Receivable Line at August 28, 1999. All of our assets were pledged as collateral under the Security Agreement.

        In September 1999, we entered into a Revolving Credit Agreement ("Credit Agreement") with a new lender and paid the balance then outstanding under, and terminated, the Security Agreement. The Credit Agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the Credit Agreement. The initial term of the Credit Agreement is for three years.

        All of our assets are pledged as collateral under the Credit Agreement. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The Credit Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender.

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

        Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. The claim we submitted to our insurance carriers for product recall costs and for business losses incurred due to the Recall was denied for substantially all of the amounts claimed. On May 21, 1999, Odwalla filed a lawsuit in United States District Court for the Eastern District of California in Fresno, California, against New Hampshire Insurance Company to seek recovery on our business interruption insurance claim. The case does not have a trial date set. The amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

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

        We began taking steps to identify and address our internal Year 2000 issues in 1998. Our internal team, which has executive sponsorship, consists of both internal and external personnel. We have reviewed certain systems, including information systems, handheld computer systems, production systems and non-information systems including phones. We have modified certain systems and have scheduled modifications on other systems. We have substantially completed our efforts to address the readiness of key third parties with which we have relationships, including suppliers and distributors. We expect to have this process completed by the end of November 1999. While we may obtain assurances from third parties regarding their Year 2000 readiness, we do not have any plans to otherwise assess their readiness and do not expect to perform such an assessment.

        While Year 2000 costs incurred to date have not been material, we may incur additional costs as we complete our readiness. We don't believe that the additional costs will be material, but we have not completed our assessment and can't offer assurance regarding the additional costs. We believe we are dedicating adequate resources toward attaining Year 2000 readiness, but there is no assurance that we will be successful in our efforts to address all Year 2000 issues. As with all companies, we also rely on other more widely used entities including government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at August 28, 1999.

        FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses. We do not engage in foreign currency hedging activities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

        All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information about the Company's directors and executive officers as of November 12, 1999 is listed below:

Name                              Age   Position
D. Stephen C. Williamson          41    Chairman of the Board and Chief Executive Officer
James R. Steichen                 49    Senior Vice  President,  Finance  and Chief  Financial
                                        Officer
Douglas L. Hrdlicka               56    Senior Vice President, Sales and Distribution
Linda A. Frelka                   38    Vice President, Quality Assurance
Theodore R. Leaman III            43    Vice President, Manufacturing
Karen Lucas                       35    Vice President, Marketing
Susan M. Kirmayer                 41    Vice President, Human Resources
Martin S. Gans(1)(2)              57    Director
Richard L. Grubman(1)(2)          37    Director
Ranzell Nickelson, II             55    Director
Craig H. Sakin(1)(2)              39    Director
Greg A. Steltenpohl               45    Director

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

        JAMES R. STEICHEN has served as Senior Vice President, Finance since August 1998 and as Chief Financial Officer since September 1996. From May 1996 to August 1996, Mr. Steichen served as Vice President, Finance and had served as a consultant to the Company since August 1995. Prior to that, he had been a partner with BDO Seidman, LLP, a public accounting firm, since December 1990. Mr. Steichen is a Certified Public Accountant and holds a B.S. degree from the University of South Dakota.

        DOUGLAS L. HRDLICKA has served as Senior Vice President, Sales and Distribution, since December 1998. In November 1999, Mr. Hrdlicka notified Odwalla that he would be leaving the Company in December 1999. Mr. Hrdlicka had previously served as Chief Operating Officer of Manhattan Beverage Company, a beverage distribution company, from March 1998 to December 1998. From August 1996 to December 1997, Mr. Hrdlicka served as President/Chief Executive Officer of Big Sky, a beverage distribution company. Previously, Mr. Hrdlicka was a consultant to Coors Brewing Company from January 1994 to August 1996. Mr. Hrdlicka received a B.S. in Business from the University of Missouri and an MBA from William & Mary College.

        LINDA A. FRELKA has served as Vice President, Quality Assurance since September 1997. From October 1987 to August 1997, Ms. Frelka worked at Redi-Cut Foods, Inc. in several quality assurance roles, most recently as Vice President from 1995 to 1997. Ms. Frelka has a B.S. degree in Biological Sciences, emphasis Microbiology, from Northern Illinois University.

        THEODORE R LEAMAN III has served as Vice President, Manufacturing since April 1999. From January 1998 until April 1999, Mr. Leaman was Plant Manager for Stouffer Foods, a subsidiary of Nestle Corporation. From January

1993 until December 1998, Mr. Leaman served as Plant Manger for Contadina, another Nestle Corporation subsidiary. Mr. Leaman received a B.S. in Industrial Management from Carnegie-Mellon University.

        KAREN LUCAS has served as Vice President, Marketing since August 1999. From December 1997 to August 1999, Ms. Lucas was Director of Marketing for Oberto Company. Ms. Lucas was Senior Marketing Manager at Starbucks Corporation from January 1996 until December 1997 and was Senior Brand Manager, Marketing at Chiquita Brands International, Inc. from September 1991 to January 1996. Ms. Lucas has a B.S. degree in Marketing from Miami University.

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

        MARTIN S. GANS has served as a director of the Company since December 1992. Mr. Gans served as Executive Vice President and Chief Financial Officer of Sun World International, Inc. from 1978 until 1987, and he was a partner at Touche Ross & Co., an accounting firm, from 1972 until 1978. Mr. Gans is a certified public accountant and holds a B.B.A. from the University of Miami and an M.B.A. from Northwestern University. Mr. Gans is also a director of Best Collateral, Inc., International Storage Management, N.V. and LSL Biotechnologies, Inc.

        RANZELL "NICK" NICKELSON, II has served as a director of the Company since August 1997. Since September 1999, Dr. Nickelson has served as Senior Vice President at KPR Foods, a division of Foodbrands America which is a subsidiary of Iowa Beef Processors. Dr. Nickelson served as Director, International Food Safety at IDEXX Laboratories, Inc. from October 1997 to September 1999. From 1996 to October 1997, he served as President of Red Mesa Microbiology, Inc. From 1991 to 1996, Dr. Nickelson was vice president, Silliker Laboratories Group, Inc. Dr. Nickelson served as a member of the National Advisory Committee on Microbiological Criteria for Foods and as Coordinator, Blue Ribbon Task Force on
E. coli O157:H7 for the National Live Stock and Meat Board. Dr. Nickelson holds a B.S. in Animal Science, a M.S. in Food Technology and a Ph.D. in Microbiology from Texas A&M University.

        RICHARD L. GRUBMAN has served as a director of the Company since August 1997. Mr. Grubman has been a Managing Director of Highfields Capital Management, LP since April 1998. Prior to this, Mr. Grubman was a Managing Director of Development Capital, LLC since January 1997 and a general partner of its affiliate, Corporate Value Partners, LP, since November 1996. Mr. Grubman was also previously President of Sycamore Capital Management, Inc., a position he held since January 1996. From December 1992 to November 1995, Mr. Grubman was a general partner of Lakeview Partners, L.P. During 1992, he was a vice president of Gollust, Tierney and Oliver, Incorporated. Mr. Grubman holds an A.B. degree in Art and Archaeology from Princeton University. He is also a director of the Children's Motility Disorder Foundation.

        CRAIG H. SAKIN has served as a director of the Company since February 1999. Mr. Sakin has served as Managing Director of Catterton Partners, a group of affiliated venture capital funds, since August 1996. From November 1991 to August 1996, Mr. Sakin was Chairman of Gold Coast Beverage Distributors, a beer distribution company, and also served as the Chief Executive Officer during this period. Mr. Sakin holds a B.S. from St. Lawrence University.

        GREG A. STELTENPOHL, the founder of the Company, has served as a director since the Company's inception and served as Chairman of the Board from June 1996 until November 1998. Mr. Steltenpohl is currently a consultant to Odwalla and other companies. Mr. Steltenpohl served as Co-Chairman of the Board and Co-Chief Executive Officer from January 1995 to June 1996. From the Company's incorporation in December 1985 until January 1995, Mr. Steltenpohl served as Chairman of the Board and Chief Executive Officer. In addition, Mr. Steltenpohl served as the Company's President from November 1985 until May 1992. Mr. Steltenpohl holds a B.S. degree in environmental sciences from Stanford University.

ITEM 11. EXECUTIVE COMPENSATION

                 EXECUTIVE COMPENSATION AND RELATED INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following Summary Compensation Table sets forth the compensation earned by the Company's current Chief Executive Officer and the four other most highly compensated executive officers for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended August 31, 1997, August 29, 1998, and August 28, 1999. The listed individuals shall be hereinafter referred to as the "Named Officers."

                           SUMMARY COMPENSATION TABLE
                                                                        Long-Term
                                                                      Compensation
                               Annual Compensation                       Awards
                                                                       Securities
Name and Principal                                                     Underlying      All Other
    Position                         Years    Salary($)     Bonus     Options(#)(1) Compensation(2)
--------------------------------     -----    ---------    -------    ------------- ---------------
D. Stephen C. Williamson             1999     $185,000     $    --      160,000        $     --
  Chairman of the Board and          1998     $159,375     $    --           --        $     --
  Chief Executive Officer            1997     $139,312     $    --       70,000        $     --

James R. Steichen                    1999     $169,577     $    --       70,000        $  1,081
  Senior Vice President, Finance     1998     $160,154     $    --       25,000        $  1,131
  and Chief Financial Officer        1997     $148,761     $    --       25,100        $    138

Douglas L. Hrdlicka                  1999     $153,462     $    --       85,000        $     --
  Senior Vice President,             1998     $     --     $    --           --        $     --
  Sales & Distribution               1997     $     --     $    --           --        $     --

Susan M. Kirmayer                    1999     $103,994     $    --       20,000        $    868
  Vice President,                    1998     $ 90,462     $    --        9,000        $    727
  Human Resources                    1997     $     --     $    --           --        $     --

-------------------
(1) The options listed in the table were granted under the Company's 1997 Stock Option Plan.
(2) Represents the Company's matching 401(k) plan contribution.

STOCK OPTIONS

        The following table contains information concerning the stock options granted to each of the Named Officers for the 1999 fiscal year. No stock appreciation rights were granted to those individuals during such year.

                                                                                               Potential Realizable
                                                          Individual Grant                       Value at Assumed
                                              ---------------------------------------             Annual Rates of
                                   Number of  Percent of Total                                         Stock
                                  Securities      Options                                       Price Appreciation
                                  Underlying      Granted      Exercise                         for Option Term(4)
                                   Options    to Employees in   Price      Expiration      ---------------------------
Name                               Granted      Fiscal Year   ($/Share)(3)    Date              5%              10%
                                  ----------  --------------- ------------ ----------      ----------       ----------
D. Stephen C. Williamson .....     50,000(1)      11.14%        $   7.18    12/18/08       $  172,715       $  487,787
                                  110,000(2)      24.51%        $   7.70     6/14/09       $  407,249       $1,150,182
James R. Steichen ............     30,000(1)       6.68%        $   6.53    12/18/08       $  123,219       $  312,262
                                   40,000(2)       8.91%        $   7.00     6/14/09       $  176,090       $  446,248
Douglas L. Hrdlicka ..........     75,000(1)      16.71%        $   6.53    12/18/08       $  308,048       $  780,655
                                   10,000(2)       2.23%        $   7.00     6/14/09       $   44,023       $  111,562
Susan M. Kirmayer ............     20,000(2)       4.46%        $   7.00     6/14/09       $   88,045       $  223,124

----------

(1) The options were granted under the Company's 1997 Stock Option Plan on December 18, 1998, with a vesting commencement date of December 18, 1998, except Mr. Hrdlicka's vesting commencement date which is December 16, 1998. The options granted have a maximum term of 10 years, all measured from the grant date, subject to earlier termination upon the optionee's cessation of service with the Company. All options will vest as to 1/36th of the shares each month, except that the options granted to Mr. Hrdlicka will vest as to 1/48th of the shares each month.

(2) The options were granted under the Company's 1997 Stock Option Plan on June 14, 1999, with a vesting commencement date of the same date. The options granted have a maximum term of 10 years, all measured from the grant date, subject to earlier termination upon the optionee's cessation of service with the Company. All options will vest as to 1/36th of the shares each month.

(3) The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the Federal and state income and employment tax liability incurred by the optionee in connection with such exercise.

(4) There is no assurance provided to the option holder or any other holder of the Company's securities that the actual stock price appreciation over the five- or 10-year option term will be at the 5% and 10% assumed annual rates of compounded stock price appreciation.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

        The following table sets forth information concerning option holdings for the 1999 fiscal year by each of the Named Officers. There were no option exercises during fiscal 1999. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

                                Number of Securities       Value of Unexercised
                               Underlying Unexercised     in-the-Money Options at
                                 Options at FY-End               FY-End(1)
                             --------------------------  --------------------------
Name                         Exercisable  Unexercisable  Exercisable  Unexercisable
----                         -----------  -------------  -----------  -------------
D. Stephen C. Williamson       156,054       178,946       $30,000       $    --
James R. Steichen               37,044        83,056       $ 3,127       $10,943
Douglas L. Hrdlicka             13,054        71,946       $ 5,862       $29,313
Susan M. Kirmayer                6,361        22,639       $    --       $    --

-----------
(1) Based on the fair market value of the shares at the end of the 1999 fiscal year ($7.00 per share) less the option exercise price payable for those shares.

                 EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                        AND CHANGE-IN-CONTROL AGREEMENTS

        None of the Company's executive officers have employment agreements with the Company, and their employment may be terminated at any time at the discretion of the Board of Directors. Pursuant to the express provisions of the 1997 Stock Option Plan, the outstanding options under the Plan held by the Chief Executive Officer and the Company's other executive officers will terminate if not assumed in connection with any acquisition of the Company by merger or asset sale.

                              DIRECTOR COMPENSATION

        The Company's non-employee directors currently receive $10,000 per year, in addition to reimbursement for certain expenses incurred in connection with attendance at Board and committee meetings.

        Under the Automatic Option Grant Program of the 1997 Stock Incentive Plan (the "1997 Option Plan"), each individual who first becomes a non-employee Board member, whether through election by the shareholders or appointment by the Board, is automatically granted, at the time of such initial election or appointment, a non-statutory option to purchase 5,000 shares of common stock, provided such individual was not previously in the Company's employ. In addition, on the date of each annual meeting, each individual who is to continue to serve as a non-employee Board member, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted at that meeting a non-statutory option to purchase 3,000 shares of common stock, provided such individual has served as a non-employee Board member for at least six (6) months. There is no limit on the number of such 3,000-share option grants any one non-employee Board member may receive over his or her period of Board service, and non-employee Board members who have previously served in the Company's employ will be fully eligible for one or more 3,000-share option grants.

        Each option granted under the Automatic Option Grant Program is subject to the following terms and conditions:

a) The exercise price per share will be equal to 100% of the fair market value per share of common stock on the automatic grant date.

b) Each option will have a maximum term equal to the lesser of (i) ten (10) years measured from the grant date or (ii) twelve (12) months following termination of Board service.

c) Each option will be immediately exercisable for all the option shares, but any purchased shares will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares.

d) The shares subject to each initial 5,000 share grant will vest in four successive equal annual installments over the optionee's period of Board service, with the first such installment to vest upon the completion of one (1) year of Board service, measured from the automatic grant date. All of the shares subject to each annual 3,000 share grant will vest upon the optionee's completion of one (1) year of Board service, measured from the automatic grant date.

e) The shares subject to each outstanding automatic option grant will immediately vest should the optionee die or become permanently disabled while a Board member or should any of the following events occur while the optionee continues in Board service: (i) an acquisition of the Company by merger or asset sale; (ii) the successful completion of a hostile tender offer for more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities; or (iii) a change in the majority of the Board occasioned by one or more contested elections for Board membership.

f) Upon the successful completion of a hostile tender offer for securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities, each outstanding automatic option grant may be surrendered to the Company for a cash distribution per surrendered option share in an amount equal to the excess of (i) the greater of (a) the fair market value per share of common stock on the date the option is surrendered to the Company in connection with a hostile tender offer or (b) the highest price per share of common stock paid in such hostile tender offer over (ii) the exercise price payable per share.

        Under the Automatic Option Grant Program described above, the following options were granted to non-employee directors under the 1997 Stock Option Plan:
Mr. Gans, Mr. Grubman and Mr. Nickelson were each granted 3,000 shares of the Company's common stock at an exercise price of $6.75 per share; Mr. Sakin was granted 5,000 shares of the Company's common stock at an exercise price of $6.75 per share.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee of the Company's Board of Directors was formed on October 26, 1993, and is currently comprised of Mr. Grubman, Mr. Gans and Mr. Sakin. None of these individuals were at any time during fiscal 1999, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                      REPORT OF THE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors, subject to review by the full Board, is responsible for the establishment of remuneration arrangements for senior management and the administration of compensation and employee benefit plans. In addition, the Compensation Committee sets the base salary of the Company's executive officers, approves individual bonus programs for executive officers, and administers the Company's stock option plans under which grants may be made to executive officers and other key employees. The following is a summary of policies of the Compensation Committee that affect the compensation paid to executive officers, as reflected in the tables and text set forth elsewhere in this document.

        GENERAL COMPENSATION POLICY. The objectives of the Company's executive compensation program are to motivate and retain current executives and to attract future ones. The Company's executive compensation program is designed to: (1) provide a direct and substantial link between Company performance and executive pay, (2) consider individual performance and accomplishments and compensate accordingly, and (3) determine the Company's position in the specialty beverage and food labor markets and be competitive in those labor markets. The Company's intent is to position its executive pay levels at the median of U.S. specialty beverage and food companies. The Committee also considers geographic location and companies that may compete with the Company in recruiting executive talent.

        FACTORS. The principal factors which the Compensation Committee considered in establishing the components of each executive officer's compensation package for the 1999 fiscal year are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors in setting executive compensation for future years.

        BASE SALARY. The base salary for each officer is set on the basis of personal performance, the Compensation Committee's assessment of salary levels in effect for comparable positions with the Company's principal competitors, and internal comparability considerations. The weight given to each of these factors may vary from individual to individual, and the Compensation Committee did not rely upon any specific compensation surveys for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect at companies with which the Company competes for executive talent. Base salaries will be reviewed on an annual basis, and adjustments will be made in accordance with the factors indicated above.

        LONG-TERM INCENTIVE COMPENSATION. Long-term incentives are provided through stock option grants. The grants are designed to align the interests of the executive officers with those of the shareholders, and to provide each officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The stock option plan encourages long term retention and provides rewards to executives and other eligible employees commensurate with growth in shareholder value. It is the Committee's practice to grant options to purchase shares at the market price on the date of grant with a term of up to ten years. The options granted to the Company's executive officers during fiscal 1999 will vest from the date of grant in thirty-six or forty-eight equal monthly installments. Accordingly, the options will provide a return to the executive officer only if he or she remains in the Company's employ and the market price of the underlying shares of common stock appreciates.

        The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The Committee also takes into account the number of unvested options held by the executive offer in order to maintain an appropriate level of equity incentive for that individual. However, the Committee does not adhere to any specific guidelines as to the relative option holdings of the Company's executive officers.

        CEO COMPENSATION. The compensation payable to Mr. Williamson, the Company's Chief Executive Officer, was determined by the Compensation Committee. Mr. Williamson's base salary was set at a level which the Board believed would be competitive with the base salary levels in effect for chief executive officers at similarly-sized companies within the industry. For the 1999 fiscal year, Mr. Williamson's compensation package was set by the Compensation Committee on the basis of the compensation policy summarized in this report.

        COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m). Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1.0 million per officer in any year. The compensation paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1.0 million limit per officer, and it is not expected the compensation to the Company's executive officers for the 1999 fiscal year will exceed that limit. In addition, the Company's 1997 Stock Option Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under the 1997 Stock Option Plan will qualify as performance-based compensation which will not be subject to the $1.0 million limitation.

                Submitted by the Compensation Committee of the Company's Board of Directors:

                Richard Grubman, Board Member and Compensation Committee
                Chairman

                Martin S. Gans, Board Member and Compensation Committee Member

                Craig H. Sakin, Board Member and Compensation Committee Member

                                PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on the common stock of the Company with that of the Standard & Poor's 500 Index and the Standard & Poor's Foods Index. The comparison for each of the periods assumes that $100 was invested on August 31, 1994 in the Company's common stock including reinvestment of dividends. These indices, which reflect formulas for dividend reinvestment and weighing of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

       COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN AMONG ODWALLA, INC.,
        THE NASDAQ STOCK MARKET (U.S.) INDEX AND THE RUSSELL 2000 INDEX

                               [PERFORMANCE GRAPH]

                                         CUMULATIVE TOTAL RETURN
                                --------------------------------------------
                                8/94    8/95    8/96    8/97    8/98    8/99
ODWALLA, INC.                    100     240     218     150     120      96
NASDAQ STOCK MARKET (U.S.)       100     135     152     212     200     371
RUSSELL 2000                     100     121     134     173     142     180

* $100 invested 8/31/94 in stock or index - including reinvestment of dividends. Fiscal year ending August 31.

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, the preceding Compensation Committee Report on Executive Compensation and the preceding Performance Graph shall not be incorporated by reference into any such filings; nor shall such Report or graph be incorporated by reference into any future filings.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended August 28, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners for fiscal 1999 were complied with on a timely basis with the exception of the following late filings: (a) Mr. Williamson, Chief Executive Officer, inadvertently failed to file a Form 4 in a timely manner to report one transaction in April 1999; (b) Mr. Leaman, inadvertently failed to file a Form 3 in a timely manner upon becoming an executive officer of the Company; (c) Mr. Sakin, inadvertently failed to file a Form 3 in a timely manner upon becoming a director of the Company; (d) Mr. Hrdlicka, inadvertently failed to file a Form 3 in a timely manner upon becoming an executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's common stock as of November 12, 1999, by (i) each director and Named Officer and (ii) all those known by the Company to be beneficial owners of more than five percent of its common stock.

                                                  Beneficial Ownership(1)       Beneficial Ownership(1)
                                                     Common Stock only           Full Voting Rights(2)
                                                  ------------------------     ------------------------
                                                  Number of    Percent of      Number of    Percent of
    BENEFICIAL OWNER                              Shares(3)     Total(4)        Shares        Total
    ----------------                              ----------   ----------      ---------    ----------
Catterton-Simon Partners III, L.P.(5) ....              --          --        1,108,333       17.78%
9 Greenwich Office Park
Greenwich, CT 06830

D. Stephen C. Williamson(6) ..............         787,883       14.85%         787,883       12.43%
c/o Odwalla, Inc.
120 Stone Pine Road
Half Moon Bay, CA 94019

Greg A. Steltenpohl(7) ...................         686,900       13.04%         686,900        10.9%
c/o Odwalla, Inc.
120 Stone Pine Road
Half Moon Bay, CA 94019

Martin S. Gans(8) ........................          89,547        1.73%          89,547        1.44%
Richard Grubman(9) .......................          31,326           *           31,326           *
Ranzell Nickelson, II(10) ................          13,333           *           13,333           *
Craig H. Sakin(11) .......................              --                                       --
James R. Steichen(12) ....................          50,378           *           50,378           *
Douglas L. Hrdlicka(13) ..................          20,417           *           20,417           *
Susan M. Kirmayer(14) ....................          10,133           *           10,133           *

Directors and executive officers as
 a group (12 persons)(15) ................       1,705,805       30.27%       1,705,805       30.27%

-----------
 *  Less than one percent

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

(2) These columns include both common stock as described in Note 4, Series A Preferred Stock, and a warrant to purchase 75,000 shares of common stock held by Catterton-Simon Partners III, L.P. These columns represent total voting rights at November 12, 1999, adjusted as required by rules promulgated by the SEC (see Note 4 below), including the one-to-one voting rights present in the Series A Preferred Stock.

(3)     This column includes only common stock outstanding at November 12, 1999.

(4) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of the Company's common stock, subject to options currently exercisable or exercisable within 60 days of November 12, 1999, are deemed outstanding for computing the percentage of the person holding such options, but aren't deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 5,125,761 shares of common stock outstanding on November 12, 1999.

(5) Includes the Series A Preferred Stock and the warrant to purchase 75,000 shares of common stock held by Catterton-Simon Partners III, L.P., a Delaware limited partnership.

(6) Includes 41,250 shares of common stock held by Alexandra Bowes, Mr. Williamson's wife, and 194,851 shares held by Willy Juice Partners, a limited partnership of which Mr. Williamson is the general partner. Mr. Williamson disclaims beneficial ownership of shares held by Willy Juice Partners, except to the extent of his pecuniary interest therein. Also includes 179,666 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(7) Includes 214,453 shares of common stock held by Bonnie Bassett Steltenpohl, Mr. Steltenpohl's wife, and 11,539 shares held by the Estate of Benita Johnson, of which Mr. Steltenpohl is the executor. Also includes 140,545 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(8) Includes 50,889 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(9) Includes 27,778 shares of common stock subject to options exercisable within 60 days of November 12, 1999 plus Mr. Grubman's interest in 1,548 shares of common stock held by Willy Juice Partners.

(10) Includes 13,333 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(11) Excludes both 1,033,333 shares of Series A Preferred Stock and the warrant to purchase 75,000 shares of common stock held by Catterton-Simon Partners III, L.P., a Delaware limited partnership. Mr. Sakin disclaims beneficial ownership of the shares and warrant held by Catterton-Simon Partners III, L.P. Mr. Sakin is a manager of Catterton-Simon Managing Partners III, L.L.C., the general partner of Catterton-Simon Partners III, L.P. See Note 5.

(12) Includes 50,378 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(13) Includes 20,417 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(14) Includes 9,833 shares of common stock subject to options exercisable within 60 days of November 12, 1999.

(15) Includes 508,727 shares of common stock subject to options exercisable within 60 days of November 12, 1999, and excludes the Series A Preferred Stock and warrants held by Catterton-Simon Partners III, L.P. of which Mr. Sakin disclaims beneficial ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In November 1998, Mr. Steltenpohl entered into a two-year consulting agreement with the Company under which he will receive up to $300,000 during the term of the agreement.

        Mr. Steltenpohl is a 50 percent owner of the Davenport property at which certain marketing offices and warehouse facilities were located (the "Davenport Property"). The Company leased the Davenport Property at a monthly rent of $9,320 pursuant to a lease that was to expire in July 1999. The Company entered into an agreement to terminate the lease for this facility as of September 30, 1998 for a $10,000 cash payment and certain equipment valued at approximately $13,000. The Company believes that the rental terms, and subsequent early termination, of the Davenport Property lease were fair and reasonable and no less favorable than those that would be available to the Company in a transaction with an unaffiliated lessor.

        The Company's Board of Directors authorized the Company to enter into a consulting arrangement with a consulting company of which Dr. Nickelson is the President and subsequently with Dr. Nickelson directly. The contract was approved by a majority of disinterested directors and was entered into on standard industry terms. Payments to Dr. Nickelson under this arrangement were less than $10,000 in fiscal 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this report:

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                           PAGE
    Report of independent accountants.......................................35
    Consolidated Balance Sheets, August 29, 1998 and August 28, 1999........36
    Consolidated Statements of Operations, three years in the period ended
        August 28, 1999.....................................................37
    Consolidated Statements of Changes in Shareholders' Equity, three years in the period ended August 28, 1999.................................38
    Consolidated Statements of Cash Flows, three years in the period ended
        August 28, 1999.....................................................39
    Notes to Consolidated Financial Statements..............................40

      EXHIBIT
       NUMBER                           DESCRIPTION
       ------                           -----------
        3.1*    Amended and Restated Articles of Incorporation of the
                Registrant.

        3.2***  Amended and Restated Bylaws of the Registrant.

        4.1*    Reference is made to Exhibits 3.1 and 3.2.

        4.2## Stock and Warrant Purchase Agreement dated January 7, 1999, together with certain exhibits thereto.

        10.1** Form of Indemnity Agreement entered into between the Registrant and its directors and officers.

        10.2* Registrant's 1993 Stock Option Plan, as amended (and related stock option grant forms).

        10.6**  Promissory Note dated March 1, 1993 between the Registrant and
                Greg A. Steltenpohl.

        10.7**  Promissory Note dated March 1, 1993 between the Registrant and
                Bonnie Bassett Steltenpohl.

        10.9* Registrant's 1994 Non-Employee Directors' Stock Option Plan (and related stock option grant forms).

        10.13#  Loan and Security Agreement dated May 22, 1997 between the
                Registrant and Coast Business Credit.

        10.15   Revolving Credit Agreement dated September 3, 1999 between the
                Registrant and Imperial Bank

        21.1    Subsidiaries of the Registrant

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

*** Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended May 29, 1999.

# Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 1997.

## Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended November 28, 1998.

        (b)    REPORTS ON FORM 8-K.

        The Company did not file any reports on Form 8-K during the quarter ended August 28, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Odwalla, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Odwalla, Inc. and its subsidiary at August 28, 1999 and August 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

San Francisco, California
October 26, 1999

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 AUGUST 29,      AUGUST 28,
                                                                                    1998            1999
                                                                                 ----------      ----------
Current assets
    Cash and cash equivalents                                                     $  3,191        $  2,581
    Short term investments                                                              --           4,788
    Trade accounts receivable, less allowance for doubtful
       accounts of $588 and $631                                                     5,491           6,072
    Inventories                                                                      3,044           3,718
    Prepaid expenses and other current assets                                          796           1,530
    Deferred tax asset, current                                                      1,164           1,358
                                                                                  --------        --------
          Total current assets                                                      13,686          20,047
                                                                                  --------        --------
Plant, property and equipment, net                                                  13,135          12,877
                                                                                  --------        --------
Other assets
    Goodwill, net                                                                    1,225           1,117
    Covenants not to compete, net                                                      606             497
    Deferred tax asset, non-current                                                    366             520
    Other noncurrent assets                                                            332             247
                                                                                  --------        --------
             Total other assets                                                      2,529           2,381
                                                                                  --------        --------
             Total assets                                                         $ 29,350        $ 35,305
                                                                                  ========        ========
Current liabilities
    Accounts payable                                                              $  5,339        $  6,876
    Accrued payroll and related items                                                1,091           1,142
    Line of credit                                                                   2,044           2,319
    Other accruals                                                                   2,963           2,126
    Current maturities of capital lease obligations                                    159              28
    Current maturities of long-term debt                                               421             172
                                                                                  --------        --------
          Total current liabilities                                                 12,017          12,663
Capital lease obligations, less current maturities                                       6              15
Long-term debt, less current maturities                                                882             673
                                                                                  --------        --------
Total liabilities                                                                   12,905          13,351
                                                                                  --------        --------
Commitments and contingencies (Note 3)
Mandatorily redeemable and convertible preferred stock
    Series A, no par value, shares authorized, 5,000,000; shares issued and outstanding, 1,033,333 in 1999.  Liquidation preference minimum,
       $8,600,000 at August 28, 1999                                                    --           7,505
Shareholders' equity
    Common stock, no par value, shares authorized, 15,000,000; shares
       issued and outstanding, 5,061,000 and 5,125,000                              29,499          29,750
    Additional paid-in capital                                                          --              62
    Accumulated deficit                                                            (13,054)        (15,363)
                                                                                  --------        --------
Total shareholders' equity                                                          16,445          14,449
                                                                                  --------        --------
Total liabilities and shareholders' equity                                        $ 29,350        $ 35,305
                                                                                  ========        ========

          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   YEAR ENDED
                                                                    ----------------------------------------
                                                                      1997            1998            1999
                                                                    --------        --------        --------
Net sales                                                           $ 52,630        $ 59,088        $ 68,042
Cost of sales                                                         27,650          29,236          35,542
                                                                    --------        --------        --------
    Gross profit                                                      24,980          29,852          32,500
                                                                    --------        --------        --------
Operating expenses
    Sales and distribution                                            22,465          20,282          24,056
    Marketing                                                          2,919           2,696           2,908
    General and administrative                                         7,625           6,873           7,647
    Recall and related costs                                           6,518           1,242             250
                                                                    --------        --------        --------
          Total operating expenses                                    39,527          31,093          34,861
                                                                    --------        --------        --------
Loss from operations                                                 (14,547)         (1,241)         (2,361)
Other (expense) income, net                                              210            (163)            (40)
                                                                    --------        --------        --------
Loss before income taxes                                             (14,337)         (1,404)         (2,401)
Income tax benefit                                                     1,901              25             359
                                                                    --------        --------        --------
Net loss                                                             (12,436)         (1,379)         (2,042)
Preferred stock dividend                                                  --              --            (267)
                                                                    --------        --------        --------
Net loss applicable to common shareholders                          $(12,436)       $ (1,379)       $ (2,309)
                                                                    ========        ========        ========
Basic net loss applicable to common shareholders per share          $  (2.49)       $  (0.27)       $  (0.45)
                                                                    ========        ========        ========
Shares used in per share amounts                                       4,988           5,045           5,098
                                                                    ========        ========        ========
Diluted net loss applicable to common shareholders  per share       $  (2.49)       $  (0.27)       $  (0.45)
                                                                                    ========        ========
Shares used in per share amounts                                       4,988           5,045           5,098
                                                                    ========        ========        ========

          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                             Common Stock
                                                       -----------------------    Additional       Accumulated
                                                         Shares        Amount   Paid-in Capital      deficit           Total
                                                       --------       --------  ---------------    -----------       --------
Balance, September 1, 1996                                4,945       $ 28,813                       $    761        $ 29,574

   Exercise of common stock options,
     including related tax benefits                          79            497                             --             497
   Net loss for the year                                     --             --                        (12,436)        (12,436)
                                                       --------       --------                       --------        --------

Balance, August 31, 1997                                  5,024         29,310                        (11,675)         17,635

   Exercise of common stock options                          37            189                             --             189
   Net loss for the year                                     --             --                         (1,379)         (1,379)
                                                       --------       --------                       --------        --------

Balance, August 29, 1998                                  5,061         29,499                        (13,054)         16,445

   Exercise of common stock options                          64            251                             --             251
   Issuance of stock warrants in connection with
     preferred stock                                         --             --       $     62              --              62
   Preferred Stock dividend                                  --             --             --            (267)           (267)
   Net loss for the year                                     --             --             --          (2,042)         (2,042)
                                                       --------       --------       --------        --------        --------
Balance, August 28, 1999                                  5,125       $ 29,750       $     62        $(15,363)       $ 14,449
                                                       ========       ========       ========        ========        ========

                 See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                                1997            1998            1999
                                                              --------        --------        --------
Cash flows from operating activities
   Net loss                                                   $(12,436)       $ (1,379)       $ (2,042)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
        Depreciation                                             1,936           2,084           2,130
        Amortization                                               273             251             220
        US government settlement                                    --           1,242              --
        Deferred taxes                                          (1,198)            (25)           (348)
        Gain on sale of assets                                     (25)            (50)           (141)
        Changes in assets and liabilities
          Trade accounts receivable                                692            (881)           (581)
          Inventories                                             (615)            866            (675)
          Refundable income taxes                                 (660)            660              --
          Prepaid expenses and other current assets                234             (67)           (734)
          Other noncurrent assets                                   16              77              81
          Accounts payable                                          87             (57)          1,537
          Accrued payroll and related items                        167            (172)             51
          Other accrued liabilities                              3,357          (1,001)           (837)
          Income taxes payable                                    (281)             --              --
                                                              --------        --------        --------
Net cash provided by (used in) operating activities             (8,453)          1,548          (1,339)
                                                              --------        --------        --------

Cash flows from investing activities
   Capital expenditures                                         (3,016)         (1,422)         (2,401)
   (Purchase) proceeds from short-term investments, net          5,430           1,008          (4,788)
   Proceeds from sale of assets                                    145             130             673
                                                              --------        --------        --------
Net cash provided by (used in) investing activities              2,559            (284)         (6,516)
                                                              --------        --------        --------

Cash flows from financing activities
   Principal payments under long-term debt                        (153)           (301)           (457)
   Net borrowings under line of credit                           2,014              31             274
   Payments of obligations under capital leases                   (222)           (209)           (123)
   Issuance of mandatorily redeemable and convertible
      preferred stock                                               --              --           7,300
   Issuance of common stock                                        497             189             251
                                                              --------        --------        --------
Net cash provided by (used in) financing activities              2,136            (290)          7,245
                                                              --------        --------        --------


Net increase (decrease) in cash and cash equivalents            (3,758)            974            (610)

Cash and cash equivalents, beginning of period                   5,975           2,217           3,191
                                                              --------        --------        --------

Cash and cash equivalents, end of period                      $  2,217        $  3,191        $  2,581
                                                              ========        ========        ========

Cash paid during the year for:
   Interest                                                   $    123        $    315        $    437
   Income taxes                                               $    203        $      1        $      2

Noncash investing and financing activities: During 1997, we purchased property in Half Moon Bay by assuming a $230,000 mortgage and $45,000 of assessment bonds. In 1998, we entered into a settlement with the US government, as discussed in Note 3, which requires us to pay $1.5 million over a five-year period.

          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company. Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded all-natural, super-premium juice company in the country, serving selected markets in the Western, Midwest, Mid-Atlantic and Southeastern regions of the United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies (including single-flavor and blended fruit and vegetable based juice products), all-natural meal replacement and dairy-free shakes, natural spring water and all-natural food bars.

        Basis of presentation and principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Odwalla Canada, Inc. We have eliminated all significant intercompany balances and transactions. Beginning September 1, 1997, we changed our annual reporting periods to the 52 or 53 week period ending on the Saturday nearest August 31. The change doesn't materially impact the comparability of information presented in these financial statements. All references to years refer to the Company's fiscal year. In these financial statements, our fiscal years ended August 31, 1997, August 29, 1998 and August 28, 1999.

        Use of estimates. To comply with generally accepted accounting principles, we make estimates and use assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Our most significant estimates are related to the collectibility of accounts receivable, reserves for products to be returned, reserves for inventory that may not be useable and reserves for legal fees related to claims and litigation. We also use estimates to determine the carrying value of goodwill and purchased intangibles. Actual results may differ from our estimates.

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

                                                  AUGUST 29,       AUGUST 28,
                                                       1998             1999
                                                  ---------        ---------
   Cash and cash equivalents:
     Cash                                         $   1,092        $     249
     Cash equivalents                                 2,099            2,332
                                                  ---------        ---------
                                                  $   3,191        $   2,581
                                                  =========        =========
   Short term investments
     U.S. government securities                   $       -        $  4,788
                                                  =========        =========

        Interest earned on cash, cash equivalents and short-term investments was $159,000 and $278,000 in 1998 and 1999.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Our inventories consist of the following (in thousands):

                                 AUGUST 29,    AUGUST 28,
                                     1998         1999
                                 ----------    ----------
Raw materials                      $1,755       $2,433
Packaging supplies and other          485          629
Inventory deposits                    223           --
Finished product                      581          656
                                   ------       ------
  Total                            $3,044       $3,718
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

        Estimated useful lives that we use are as follows:

               Buildings and building improvements ..............  7 to 35 years
               Leasehold improvements............................  3 to 15 years
               Machinery and equipment...........................  3 to 15 years
               Vehicles..........................................        5 years
               Other.............................................   3 to 7 years

        Property and equipment consisted of the following (in thousands):

                                                    AUGUST 29,       AUGUST 28,
                                                       1998            1999
                                                    ----------       ----------
Land                                                 $  1,046        $    618
Buildings and building improvements                     7,205           7,220
Leasehold improvements                                  2,490           1,397
Machinery and equipment                                 7,054           7,370
Vehicles                                                  538             625
Other                                                   3,179           4,395
                                                     --------        --------
                                                       21,512          21,625
Less accumulated depreciation and amortization         (8,377)         (8,748)
                                                     --------        --------
Plant, property and equipment, net                   $ 13,135        $ 12,877
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

        Goodwill and covenants not to compete consisted of the following (in thousands):

                              AUGUST 29,     AUGUST 28,
                                  1998           1999
                              ----------     ----------
Goodwill                       $ 1,620        $ 1,620
Accumulated amortization          (395)          (503)
                               -------        -------
Net                            $ 1,225        $ 1,117
                               =======        =======

Covenants not to compete       $ 1,100        $   990
Accumulated amortization          (494)          (493)
                               -------        -------
Net                            $   606        $   497
                               =======        =======

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

        One customer represented approximately 12%, 13% and 13% of sales in 1997, 1998, and 1999.

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

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                                             YEAR ENDED
                                                              ----------------------------------------
                                                                1997            1998            1999
                                                              --------        --------        --------
Basic:
  Weighted average common shares outstanding                     4,988           5,045           5,098
  Net loss                                                    $(12,436)       $ (1,379)       $ (2,042)
  Net loss attributable to common shareholders                $(12,436)       $ (1,379)       $ (2,309)
  Per share amount, attributable to common shareholders       $  (2.49)       $  (0.27)       $  (0.45)

Diluted:
  Weighted average common shares outstanding                     4,988           5,045           5,098
  Shares used in per share amounts                               4,988           5,045           5,098
  Net loss                                                    $(12,436)       $ (1,379)       $ (2,042)
  Net loss attributable to common shareholders                $(12,436)       $ (1,379)       $ (2,309)

  Per share amount, attributable to common shareholders       $  (2.49)       $  (0.27)       $  (0.45)

        We had no dilutive common equivalent shares during fiscal 1997, 1998 or 1999 due to the reported net loss.

        Reclassifications. To conform with new classifications in our fiscal 1999 financial statement presentation, we reclassified certain prior year expenses. The primary reclassification was an increase ($419,000 for fiscal 1997 and $396,000 for the fiscal 1998) in sales and distribution costs and a corresponding decrease in general and administrative expenses.

2.      DEBT

LINE OF CREDIT

        In May 1997, we entered into a Loan and Security Agreement ("Security Agreement") with a lender which provided a revolving line of credit up to $5.0 million. Our borrowings were limited to 85% of eligible accounts receivable ("Receivable Line") plus up to $500,000 for new capital equipment ("Equipment Line"). Eligible accounts receivable were defined in the Security Agreement and generally represented all trade accounts receivable less balances that were delinquent. We paid monthly interest on borrowings at prime plus 1.5%, which was 9.75% at August 28, 1999. During 1999, we borrowed only under the Receivable Line. If we borrowed under the Equipment Line, we would pay interest only for the first three months and then pay monthly interest and principal payments using a 45 month amortization schedule.

        The Security Agreement contained certain restrictions, including the ability to borrow additional funds, pay dividends, purchase or otherwise acquire Company stock, or encumber or sell Company assets. The interest rate changed to prime plus 2% if our adjusted net worth, as defined, was less than $14 million. We were required to pay interest on $2 million whether or not we borrowed that amount and, accordingly, we had borrowed approximately $2.3 million under the Receivable Line at August 28, 1999. All of our assets were pledged as collateral under the Security Agreement.

        Also in May 1997, we entered into a separate Loan Agreement ("Loan Agreement") with another party to provide a $1.0 million facility under the same terms noted for the Security Agreement. The Loan Agreement expired in May 1998. We also issued a warrant for 7,000 shares of common stock at $12.50 per share (fair market

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value at issue date) under the Loan Agreement. The fair value of the warrant, which expires in May 2002, is not significant to these financial statements.

        In September 1999, we entered into a Revolving Credit Agreement ("Credit Agreement") with a new lender and paid the balance then outstanding under, and terminated, the Security Agreement. The Credit Agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the Credit Agreement. The initial term of the Credit Agreement is for three years.

        All of our assets are pledged as collateral under the Credit Agreement. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The Credit Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender.

LONG-TERM DEBT

        As part of our plea agreement with the U.S. government discussed in Note 3, we agreed to pay $1.5 million over a five-year period, without interest. Generally accepted accounting principles require that we impute interest, which means that we record the obligation on a discounted basis and charge the income statement with interest expense (in this situation, at 9.5% per year) over the five-year period. The discounted amount recorded in July 1998 was $1,242,000. The U.S. government may file a lien on all of our assets under the plea agreement but, if they do, has agreed to allow the Security Agreement holder (subsequently modified to substitute the Credit Agreement holder) to retain priority interest in our assets.

        In October 1996, we assumed a $230,000 mortgage and $45,000 of Half Moon Bay assessment bonds when we purchased land adjacent to our Half Moon Bay administrative offices. Mortgage terms include interest at 8.75% per annum and monthly principal and interest payments until maturity in 1999 when the remaining balance of approximately $220,000 was due. The Half Moon Bay assessment bonds bear interest at 7% per annum and require annual principal and interest payments to 2006. In 1999, we sold this property and were relieved of both the mortgage and assessment bond obligations.

        The carrying value of debt approximates its fair value except that we carry the value of the U.S. government debt at cost less imputed interest, as discussed above, as there is no reasonable way to evaluate this non-interest bearing obligation.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The following summarizes long-term debt (in thousands):

                                       AUGUST 29,   AUGUST 28,
                                           1998         1999
                                       ----------   ----------
Mortgage on Half Moon Bay property       $  221       $   --
U.S. government obligation                 1040          845
Bonds on Half Moon Bay property              42           --
                                         ------       ------
                                          1,303          845
Less current portion                        421          172
                                         ------       ------
                                         $  882       $  673
                                         ======       ======

3.      COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES

        Odwalla leases office space, branch distribution facilities, equipment and vehicles under various operating leases, including the related party lease described below. These leases expire at various dates through 2007 and many facility leases contain renewal options. Most property leases require us to pay utilities, property taxes and common maintenance costs. Total operating lease rent expense was $5.5 million, $5.5 million and $5.6 million for the years ended in 1997, 1998 and 1999. Odwalla also leases some furniture, equipment and vehicles under capital leases expiring through 2001.

        The following table lists property under capital leases by major classes (in thousands):

                                               AUGUST 29,     AUGUST 28,
                                                 1998            1999
                                               ----------     ----------
Machinery and equipment                         $   971        $   183
Vehicles                                            140            108
Other                                                84             41
                                                -------        -------
                                                  1,195            332
Less accumulated amortization                      (638)          (267)
                                                -------        -------
Net leased equipment under capital leases       $   557        $    65
                                                =======        =======

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Future net minimum lease payments under existing capital and operating leases as of August 28, 1999, are as follows (in thousands):

                                                     CAPITAL            OPERATING
YEAR ENDING IN AUGUST                                LEASES               LEASES
---------------------                                --------           ---------
2000                                                 $     31           $  4,999
2001                                                       15              3,675
2002                                                       --              1,605
2003                                                       --              1,268
2004                                                       --                889
Thereafter                                                 --                753
                                                     --------           --------
                                                           46           $ 13,189
Less amount representing interest                          (3)          ========
                                                     --------
Present value of net minimum lease payments                43
Less current maturities                                   (28)
                                                     --------
Long-term portion                                    $     15
                                                     ========

        We occasionally sublease portions of our leased facilities to third parties under short-term agreements. We earned $73,000, $54,000 and $26,000 under sublease agreements in 1997, 1998 and 1999.

RELATED PARTY LEASE

        Our storage facility and offices in Davenport, California, were leased from a partnership of which Mr. Steltenpohl, a member of our Board of Directors, is a significant partner. We entered into an agreement to terminate our lease for this facility as of September 30, 1998, which represented an early termination, for a $10,000 cash payment and certain equipment valued at approximately $13,000. We paid approximately $112,000 in rent for this facility in both 1997 and 1998.

RAW MATERIAL CONTRACTS

        We had purchase commitments for the future delivery of raw materials as of August 28, 1999, approximately $2.1 million of which are under contracts and are expected to be completed by August 2000.

RECALL AND RELATED COSTS

        On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall (the "Recall") of all Odwalla products containing apple juice.

        Twenty-two personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the Recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Twenty of these claims and proceedings have been settled. In addition, approximately 600 other claims for damages resulting from the Recall were presented to our insurance carrier and approximately 595 of those claims have been settled. We also received two claims in fiscal 1999 allegedly arising out of product consumption prior to the Recall. Settlement of the personal injury legal proceedings and claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

        In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the E. coli O157:H7 incident and related issues. In July 1998, in connection with the investigation, we entered into a misdemeanor plea agreement with the U.S. government, concerning 16 shipments in October 1996 of unpasteurized apple juice from a single contaminated batch. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five-year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety. The net present value of the payments of $1.24 million was recorded as a Recall and related cost in fiscal 1998.

        Odwalla also incurred significant direct costs as a result of the Recall, including advertising and public relations costs, legal and professional fees, cost of the product recalled (including the labor and freight involved in the recall process), destruction of unsold product in inventory and packaging supplies, costs of leased sales and distribution equipment in excess of current volume requirements, costs of reformulating products and costs associated with the flash pasteurization process. Total Recall and related costs in fiscal 1997 were $6.5 million, including a $2.2 million charge to establish a liability for future professional fees related to the Recall. Under our arrangement with our insurance company, we pay a portion of the legal fees related to third party claims resulting from the Recall and related claims. The reserve for professional fees is an estimate, and there can be no assurance that the actual reserved liability established will be adequate. We reviewed this charge during fiscal 1998 and, except for the settlement noted below, believed that the reserve established was adequate. In fiscal 1999, we reviewed available information, including recently filed claims, and added $250,000 to this reserve. We will continue to assess this liability and will make appropriate adjustments if circumstances change. Approximately $1.3 million of this reserve for professional fees remained at August 28, 1999.

        Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. The claim we submitted to our insurance carriers for product recall costs and for business losses incurred due to the Recall was denied for substantially all of the amounts claimed. On May 21, 1999, Odwalla filed a lawsuit in United States District Court for the Eastern District of California in Fresno, California, against New Hampshire Insurance Company to seek recovery on our business interruption insurance claim. The case does not have a trial date set. The amount and timing of proceeds, if any, from the claims and any future insurance claims cannot be presently determined.

4.      MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

        Series A Preferred Stock. On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock receives an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. All Series A Stock is convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or (iii) January 7, 2002. Holders of Series A Stock are entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividends, or the amount due each holder of common stock. The minimum liquidation preference was $8.6 million at August 28, 1999. Catterton-Simon also received a warrant to

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expires in seven years. This transaction was funded and closed in February 1999.

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

        On June 14, 1999, our Board of Directors declared a stock dividend of 33,333 Series A Preferred Stock shares for the Series A shareholder. The dividend was paid June 30, 1999.


5.      SHAREHOLDERS' EQUITY

        Warrants. The underwriters of Odwalla's initial public offering in December 1993 were issued warrants to purchase 105,000 shares of common stock at $7.20 per share. These warrants expired in December 1998. We also issued two warrants in connection with the Series A Preferred Stock financing described above. One warrant was issued for 75,000 shares of common stock at $10.00 per share expiring in February 2006. The other warrant was issued for 24,806 shares of common stock at $6.45 per share expiring in February 2004.

        Stock Option Plans. Under the 1993 Stock Option Plan, incentive stock options could be granted to employees and nonstatutory stock options could be granted to employees, directors or consultants. In December 1994, the Board of Directors adopted the 1994 Non-Employee Directors' Stock Option Plan ("Directors' Plan") and, in January 1995, the shareholders approved this plan. Incentive options may be granted at an exercise price not less than 100% of fair market value on the grant date; nonstatutory options may be granted at an exercise price not less than 85% of fair market value on the grant date. The options generally vest one-sixtieth per month from the grant date, although approximately 85,000 outstanding nonstatutory options vested immediately on the grant date. Directors' Plan options may be granted at an exercise price not less than 100% of fair market value and generally vest quarterly over a five-year period. In general, options terminate ten years from date of grant.

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

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The activity under the above plans was as follows:

                                  SHARES AVAILABLE      OPTIONS        OPTION PRICE     WEIGHTED AVERAGE
                                     FOR GRANT        OUTSTANDING       PER SHARE        PRICE PER SHARE
                                  ----------------    -----------      ------------     ----------------
Balance at September 1, 1996          358,202           865,874        $3.33-$22.28        $   10.30

Additional shares reserved            450,000                --
Options granted                      (533,329)          533,329        $10.25-$13.75       $   11.49
Options exercised                          --           (78,163)       $3.33-$10.25        $    6.11
Options canceled                      422,205          (422,205)       $3.33-$22.28        $   16.64
                                      -------         ---------
Balance at August 31, 1997            697,078           898,835        $3.33-$13.75        $    8.59

Options granted                      (491,915)          491,915        $7.88-$12.50        $   10.36
Options exercised                          --           (35,182)       $3.90-$10.62        $    5.38
Options canceled                      114,919          (114,919)       $3.33-$13.75        $   10.51
                                      -------         ---------
Balance at August 29, 1998            320,082         1,240,649        $3.33-$13.75        $    9.18

Options granted                      (448,750)          448,750        $5.44-$10.06        $    6.74
Options exercised                          --           (66,070)       $3.33-$3.90         $    3.89
Options canceled                      195,476          (195,476)       $3.33-$13.75        $   10.42
                                      -------         ---------
Balance at August 28, 1999             66,808         1,427,853        $3.33-$13.75        $    8.56
                                      =======         =========

        We follow Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted. All options that we have granted were at exercise prices at or above fair market value of the common stock. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income
(loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1997, 1998 and 1999 is not likely to be representative of the pro forma impact in future years.

        We have elected to use the Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable single measure of fair value of our employee stock options. Inputs used for the valuation model are as follows for 1997, 1998 and 1999: dividend yield of 0% for all years; expected volatility of 5.1%, 5.2% and 4.5% for all years; risk-free interest rates of 6.0%, 6.1% and 5.4%; and expected lives approximating 5 years for all years.

        Had the fair value of the options been calculated in accordance with FAS 123, net income (loss) would have been $(13,293,000), $(1,786,000) and
$(2,367,000) and net income (loss) per share would have been $(2.66), $(0.35) and $(0.46) for fiscal 1997, 1998 and 1999.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        There were 457,569, 682,498 and 790,940 options exercisable at the end of fiscal 1997, 1998 and 1999. The weighted average exercise price of options exercisable at the end of 1997, 1998 and 1999 was $8.54, $8.05 and $8.70 per share. At August 28, 1999, a total of approximately 1,648,475 shares of common stock have been reserved for issuance under the Company's stock option plans.

        The following table summarizes information about options outstanding at August 28, 1999:

                                    Weighted Average   Weighted                      Weighted
     Range of                           Remaining       Average                      Average
     Exercise            Number        Contractual     Exercise      Number          Exercise
      Price           Outstanding      Life (years)       Price    Exercisable        Price
----------------      -----------   ----------------   ---------   -----------      ---------
  $3.33 - $7.00          514,544           7.4         $    6.12      271,439       $    5.68
$7.184 - $10.625         722,901           8.1         $    9.43      400,247       $    9.74
 $11.28 - $13.75         190,408           3.3         $   11.83      110,254       $   12.07
                      -----------                                   ---------
                       1,427,853           7.2         $    8.56      790,940       $    8.70
                      ===========                                   =========


6.      EMPLOYEE BENEFIT PLAN

        Odwalla matches 10% of each employee's contribution to our 401(k) Employee Benefit Plan ("Plan"). Odwalla contributions to the Plan approximated $46,000, $45,000 and $52,000 in 1997, 1998 and 1999.

7.      TAXES ON INCOME

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide a valuation allowance against certain deferred tax assets due to the uncertainty of whether we will ultimately realize their benefit.

        Deferred tax assets consist principally of the following (in thousands):

                                     AUGUST 29,     AUGUST 28,
                                         1998           1999
                                     ----------     ----------
Reserves and accruals                 $ 1,475        $   901
Net operating loss carryforward         3,613          4,873
Tax credits                                61             62
Property, plant and equipment            (237)          (234)
Inventories                                28             25
Other                                      --            293
                                      -------        -------
                                        4,940          5,920
Less valuation allowance               (3,410)        (4,042)
                                      -------        -------
Net deferred tax asset                $ 1,530        $ 1,878
                                      =======        =======

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company's effective tax rate differs from the federal statutory rate as follows:

                                                      YEAR ENDED
                                             ----------------------------
                                             1997        1998        1999
                                             -----       -----       -----
Federal statutory tax rate                    (34)%       (34)%       (34)%
State income taxes                             (5)         (5)         (5)
Deferred tax asset valuation allowance         25          12          25
Benefit of net operating loss carryback        (5)         --          --
Permanent differences and other                 5          25          (1)
Taxes for prior periods                         1          --          --
                                             -----       -----       -----
                                              (13)%        (2)%       (15)%
                                             =====       =====       =====

        The permanent differences in fiscal 1998 results primarily from the settlement with the U.S. government described previously.

Taxes on income consisted of the following (in thousands):

                                                             YEAR ENDED
                                               -------------------------------------
                                                  1997           1998           1999
                                               -------        -------        -------
           Current:
               Federal                         $  (660)       $    --        $    --
               State                                --             --             --
                                               -------        -------        -------
                                                  (660)            --             --
                                               -------        -------        -------
           Deferred:
               Federal                          (3,970)           (68)          (860)
               State                              (641)             3           (131)
                                               -------        -------        -------
                                                (4,611)           (65)          (991)
                                               -------        -------        -------
                                                (5,271)           (65)          (991)
           Change in valuation allowance         3,370             40            632
                                               -------        -------        -------
                                               $(1,901)       $   (25)       $  (359)
                                               =======        =======        =======

        At August 29, 1999, we had federal and state net operating loss carryforwards of $12.7 million and $14.5 million, respectively, which expire between 2002 and 2018.

        During 1997, we recognized tax savings from deductions associated with our stock option plans in the amount of $1,000. There were no tax savings in 1998 and 1999. These benefits are recorded as an increase in shareholders' equity.

8.      RELATED PARTY TRANSACTIONS

        We retained a current board member for consulting services and incurred fees of $40,000, $27,500 and $9,000 in 1997, 1998 and 1999. Odwalla incurred consulting fees of $29,000 during 1997 by utilizing a company owned by one of our former directors.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      OTHER (EXPENSE) INCOME, NET

        Other (expense) income consisted of the following (in thousands):

                                  YEAR ENDED
                       -------------------------------
                        1997         1998         1999
                       -----        -----        -----
Interest income        $ 322        $ 160        $ 278
Interest expense        (149)        (366)        (437)
Other                     37           43          119
                       -----        -----        -----
                       $ 210        $(163)       $ (40)
                       =====        =====        =====

        Included in other income for 1999 is a gain of $145,000 on the sale of land adjacent to our administrative offices in Half Moon Bay, California.

10.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The following summarizes activity in the allowance for doubtful accounts for the years shown (in thousands):

                                                                        YEAR ENDED
                                                              -------------------------------
                                                               1997         1998         1999
                                                              -----        -----        -----
Allowance for doubtful accounts, beginning of year            $ 306        $ 592        $ 588
Bad debt expense for the year                                   659          258          360
Accounts receivable written off during the year                (373)        (262)        (317)
                                                              -----        -----        -----
Allowance for doubtful accounts, end of year                  $ 592        $ 588        $ 631
                                                              =====        =====        =====

11.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                                             Net income (loss)  Basic and diluted
                                                               attributable     net income (loss)
                      Net         Gross          Net income      to common    attributable to common
                    Sales         Profit           (loss)      shareholders   shareholders per share
1997                                                         ---------------- ----------------------
----
1st Quarter       $ 14,101       $  7,097        $ (4,844)       $ (4,844)          $(0.98)
2nd Quarter         11,257          4,830          (3,042)         (3,042)           (0.61)
3rd Quarter         13,685          6,566          (1,820)         (1,820)           (0.36)
4th Quarter         13,587          6,487          (2,730)         (2,730)           (0.54)
                  --------       --------        --------        --------
                  $ 52,630       $ 24,980        $(12,436)       $(12,436)          $(2.49)
                  ========       ========        ========        ========           ======

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998
----
1st Quarter       $ 14,150       $  7,039        $   (175)       $   (175)       $  (0.03)
2nd Quarter         14,192          6,949            (274)           (274)          (0.05)
3rd Quarter         15,446          7,974             140             140            0.03
4th Quarter         15,300          7,889          (1,070)         (1,070)          (0.21)
                  --------       --------        --------        --------
                  $ 59,088       $ 29,852        $ (1,379)       $ (1,379)       $  (0.27)
                  ========       ========        ========        ========        ========
1999
1st Quarter       $ 15,332       $  7,696        $   (479)       $   (479)       $  (0.09)
2nd Quarter         16,342          7,333            (817)           (817)          (0.16)
3rd Quarter         19,124          9,048            (279)           (279)          (0.05)
4th Quarter         17,244          8,419            (467)           (734)          (0.14)
                  --------       --------        --------        --------
                  $ 68,042       $ 32,500        $ (2,042)       $ (2,309)       $  (0.45)
                  ========       ========        ========        ========        ========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 1999.

                                  ODWALLA, INC.


                                            By /s/ D. STEPHEN C. WILLIAMSON
                                              -----------------------------
                                              D. Stephen C. Williamson
                                              Chief Executive Officer

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

SIGNATURE                           TITLE                               DATE
/s/ D. STEPHEN C. WILLIAMSON        Chairman of the Board and           November 19, 1999
----------------------------        Chief Executive Officer
D. Stephen C. Williamson            (Principal Executive Officer)


/s/ GREG A. STELTENPOHL             Director                            November 19, 1999
----------------------------
Greg A. Steltenpohl

/s/ RICHARD GRUBMAN                 Director                            November 19, 1999
----------------------------
Richard Grubman

/s/ RANZELL NICKELSON, II           Director                            November 19, 1999
----------------------------
Ranzell Nickelson, II

/s/ MARTIN S. GANS                  Director                            November 19, 1999
----------------------------
Martin S. Gans

/s/ CRAIG H. SAKIN                  Director                            November 19, 1999
----------------------------
Craig Sakin

/s/ JAMES R. STEICHEN               Senior Vice President, Finance      November 19, 1999
----------------------------        and Chief Financial Officer
James R. Steichen                   (Principal Financial and
                                    Accounting Officer)

                                 ODWALLA, INC.
                                   FORM 10-K
                                 EXHIBIT INDEX

Exhibit Number                   Exhibit Title
--------------                   -------------

   21.1               Subsidiaries of the Registrant

   23.1               Consent of Independent Accountants

   27.1               Financial Data Schedule