Form 10-Q
period 1999-11-27
ODWALLA INC
filed 2000-01-11
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                 [ODWALLA LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

                       California                                                        77-0096788
---------------------------------------------------------         ------------------------------------------------------
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

                               Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, no par value                        5,125,761 shares
       --------------------------               --------------------------------
                (Class)                         (Outstanding at January 6, 2000)

                                  ODWALLA, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1999

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of August 28, 1999

                  and November 27, 1999...............................................        3

                  Consolidated Statements of Operations for the thirteen weeks
                  ended November 28, 1998 and November 27, 1999.......................        4

                  Consolidated Statements of Cash Flows for the thirteen weeks
                  ended November 28, 1998 and November 27, 1999.......................        5

                  Notes to Consolidated Financial Statements..........................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................        9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........       18

Part II.  Other Information

     Item 1.      Legal Proceedings...................................................       19

     Item 6.      Exhibits and Reports on Form 8-K....................................       20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      AUGUST 28,    NOVEMBER 27,
                                                                                         1999           1999
                                                                                      ----------    ------------
Current assets

     Cash and cash equivalents                                                         $  2,581       $    281
     Short-term investments                                                               4,788          4,337
     Trade accounts receivable, less allowance for doubtful
         accounts of $631 and $700                                                        6,072          5,955
     Inventories                                                                          3,718          3,868
     Prepaid expenses and other current assets                                            1,530          1,688
     Deferred tax asset, current                                                          1,358          1,430
                                                                                       --------       --------
            Total current assets                                                         20,047         17,559
                                                                                       --------       --------

Plant, property and equipment, net                                                       12,877         13,948
                                                                                       --------       --------

Other assets

     Goodwill, net                                                                        1,117          1,090
     Covenants not to compete, net                                                          497            470
     Deferred tax asset, non-current                                                        520            579
     Other noncurrent assets                                                                247            127
                                                                                       --------       --------
            Total other assets                                                            2,381          2,266
                                                                                       --------       --------
                                                                                       $ 35,305       $ 33,773
                                                                                       ========       ========

Current liabilities

     Accounts payable                                                                  $  6,876       $  7,181
     Accrued payroll and related items                                                    1,142          1,468
     Line of credit                                                                       2,319          1,500
     Other accruals                                                                       2,126          1,600
     Current maturities of capital lease obligations                                         28             22
     Current maturities of long-term debt                                                   172            180
                                                                                       --------       --------
            Total current liabilities                                                    12,663         11,951

Capital lease obligations, less current maturities                                           15             11
Long-term debt, less current maturities                                                     673            581
                                                                                       --------       --------
Total liabilities                                                                        13,351         12,543
                                                                                       --------       --------

Mandatorily redeemable and convertible preferred stock

     Series A, no par value, shares authorized, 5,000,000; shares issued and outstanding, 1,033,333 in both periods.  Liquidation preference minimum,
         $8,600,000 at August 28, 1999 and November 27, 1999                              7,505          7,718

Shareholders' equity

     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 5,125,000 and 5,126,000                                 29,750         29,751
     Additional paid-in capital                                                              62             62
     Accumulated deficit                                                                (15,363)       (16,301)
                                                                                       --------       --------
Total shareholders' equity                                                               14,449         13,512
                                                                                       --------       --------
                                                                                       $ 35,305       $ 33,773
                                                                                       ========       ========

           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THIRTEEN WEEKS ENDED
                                                                NOVEMBER 28,   NOVEMBER 27,
                                                                    1998           1999
                                                                ------------   ------------
Net sales                                                         $ 15,332       $ 16,769

Cost of sales                                                        7,636          8,956
                                                                  --------       --------

    Gross profit                                                     7,696          7,813
                                                                  --------       --------

Operating expenses

    Sales and distribution                                           5,613          6,227
    Marketing                                                          796            543
    General and administrative                                       1,777          1,884
                                                                  --------       --------

            Total operating expenses                                 8,186          8,654
                                                                  --------       --------

Loss from operations                                                  (490)          (841)

Other income (expense)

    Interest expense, net                                              (69)           (12)
    Other                                                               (4)             -
                                                                  --------       --------

Loss before income taxes                                              (563)          (853)

Income tax benefit                                                      84            128
                                                                  --------       --------

Net loss                                                              (479)          (725)

Preferred stock dividend                                                 -           (213)
                                                                  --------       --------

Net loss applicable to common shareholders                        $   (479)      $   (938)
                                                                  ========       ========

Basic net loss applicable to common shareholders per share        $  (0.09)      $  (0.18)
                                                                  ========       ========

Shares used in per share amounts                                     5,062          5,125
                                                                  ========       ========

Diluted net loss applicable to common shareholders per share      $   (.09)      $   (.18)
                                                                  ========       ========

Shares used in per share amounts                                     5,062          5,125
                                                                  ========       ========


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            THIRTEEN WEEKS ENDED
                                                         ---------------------------
                                                         NOVEMBER 28,   NOVEMBER 27,
                                                              1998          1999
                                                         ------------   ------------
Cash flows from operating activities
   Net loss                                                 $  (479)      $  (725)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:

         Depreciation and amortization                          579           586
         Deferred taxes                                         (86)         (131)
         Gain (loss) from disposal of assets                     83             -
         Changes in assets and liabilities:

            Trade accounts receivable                           106           117
            Inventories                                        (145)         (150)
            Prepaid expenses and other current assets          (104)         (158)
            Other noncurrent assets                              13           133
            Accounts payable                                    254           305
            Accrued payroll and related items                   351           326
            Other accrued liabilities                          (420)         (526)
                                                            -------       -------
Net cash provided by (used in) operating activities             152          (223)
                                                            -------       -------

Cash flows from investing activities

   Capital expenditures                                        (378)       (1,616)
   Proceeds from sale of short-term investments                   -           451
                                                            -------       -------
Net cash used in investing activities                          (378)       (1,165)
                                                            -------       -------

Cash flows from financing activities

   Principal payments under long-term debt                     (115)          (84)
   Net borrowings (payments) under line of credit               (58)         (819)
   Payments of obligations under capital leases                 (54)          (10)
   Issuance of common stock                                       -             1
                                                            -------       -------
Net cash used in financing activities                          (227)         (912)
                                                            -------       -------

Net decrease in cash and cash equivalents                      (453)       (2,300)

Cash and cash equivalents, beginning of period                3,191         2,581
                                                            -------       -------

Cash and cash equivalents, end of period                    $ 2,738       $   281
                                                            =======       =======


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary ("Odwalla" or "Company") at November 27, 1999 and the related consolidated statements of operations and of cash flows for the thirteen week periods ended for each of November 28, 1998 and November 27, 1999 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 28, 1999 appearing in Odwalla's 1999 Annual Report on Form 10-K.

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

                                            August 28,    November 27,
                                               1999          1999
                                            ----------    ------------
   Cash and cash equivalents:

   Cash                                       $  249        $   65
   Cash equivalents                            2,332           216
                                              ------        ------
                                              $2,581        $  281
                                              ======        ======

Short-term investments

   U.S. Government and Agency securities      $  794        $1,020
   Corporate obligations                       3,994         3,317
                                              ------        ------
                                              $4,788        $4,337
                                              ======        ======

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                           August 28,   November 27,
                                              1999          1999
                                             ------        ------
Raw materials                                $2,433        $2,140
Packaging supplies and other                    629           921
Finished product                                656           807
                                             ------        ------

                                             $3,718        $3,868
                                             ======        ======

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PLANT, PROPERTY AND EQUIPMENT

       Plant, property and equipment consist of the following (in thousands):

                                                     August 28,      November 27,
                                                        1999             1999
                                                      --------         --------
Land                                                  $    618         $    618
Buildings and building improvements                      7,220            7,220
Leasehold improvements                                   1,397            1,401
Machinery and equipment                                  7,485            7,977
Vehicles                                                   625              797
Data processing equipment                                2,294            2,406
Other                                                    1,986            2,822
                                                      --------         --------
                                                        21,625           23,241
Less accumulated depreciation and amortization          (8,748)          (9,293)
                                                      --------         --------
Plant, property and equipment, net                    $ 12,877         $ 13,948
                                                      ========         ========

5.   EARNINGS PER COMMON SHARE AND PREFERRED STOCK DIVIDEND

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

         The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                              THIRTEEN WEEKS ENDED
                                                             ----------------------
                                                             NOV. 28,      NOV. 27,
                                                               1998          1999
                                                             --------      --------
Basic:

  Weighted average common shares outstanding                   5,062         5,125
  Net loss                                                   $  (479)      $  (725)
  Net loss attributable to common shareholders               $  (479)      $  (938)
  Per share amount, attributable to common shareholders      $ (0.09)      $ (0.18)

Diluted:

  Weighted average common shares outstanding                   5,062         5,125
  Shares used in per share amounts                             5,062         5,125
  Net loss                                                   $  (479)      $  (725)
  Net loss attributable to common shareholders               $  (479)      $  (938)

  Per share amount, attributable to common shareholders      $ (0.09)      $ (0.18)

         We had no dilutive common equivalent shares during either period due to the reported net loss.

         Holders of Series A Preferred Stock ("Series A Stock") are entitled to a receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. At
November 27, 1999, we increased our net loss by $213,000 as part of the next semi-annual dividend. In December 1999, Odwalla's Board of Directors chose to pay the semi-annual dividend to the Series A Stock holders by issuing 41,333 shares of Series A Stock payable on December 31, 1999. The amount of the dividend represents the difference between net loss and net loss attributable to common shareholders.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.   RECLASSIFICATION

         To conform with new classifications in our fiscal 2000 financial statement presentation, we reclassified certain fiscal 1999 expenses. The reclassification was an increase ($50,000 for the period ended November 28, 1998) in fiscal 1999 sales and distribution costs and a corresponding decrease in general and administrative expenses.

7.   LINE OF CREDIT

         The terms of our Revolving Credit Agreement ("Credit Agreement") contain certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. As of November 27, 1999, we were not in compliance with covenants requiring certain leverage and debt service coverage ratios. We requested our lender to waive the specific November 27, 1999 covenant violations and, in January 2000, the lender granted the requested waiver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are discussed throughout this Form 10-Q. Investors should read all of these risks carefully. Investors should also refer to Odwalla's Form 10-K for the year ended August 28, 1999, including our financial statements and related notes included in that Form 10-K, and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

         Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded all-natural, super-premium refrigerated juice company in the country, serving selected markets in the Western, Midwest, Mid-Atlantic and Southeastern regions of the United States. Odwalla's complete product line consists of more than 25 fresh-squeezed and nutritionally fortified juices and smoothies (including single-flavor and blended fruit and vegetable based juice products), all-natural meal replacement and dairy-free shakes, natural spring water and all-natural food bars. We believe our beverage product line appeals to many consumers because of its superior taste of fresh and minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors.

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

         Through the end of the first quarter of fiscal 2000, we offered both fresh and flash-pasteurized single strength citrus products as discussed further in Government Regulations on page 17. As of December 1999, all of our single strength citrus beverages are flash-pasteurized. Although we have not experienced any negative sales impact from this change to date, this change may result in the loss of some trade partners and consumers who choose to purchase fresh citrus products. However, we believe that heightened food safety concerns expressed by trade partners and consumers, on-going government regulatory processing and labeling changes (see Government Regulations, page 17), and our ability to produce super-premium minimally processed products will offset potential sales declines over a period of time.

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

RESULTS OF OPERATIONS

         The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen week periods ended for each of November 28, 1998 and November 27, 1999. These operating results are not necessarily indicative of the results for any future period.

                                                   THIRTEEN WEEKS ENDED
                                                ----------------------------
                                                NOVEMBER 28,    NOVEMBER 27,
                                                   1998             1999
                                                ------------    ------------
Net sales                                          100.0%          100.0%
Cost of sales                                       49.8            53.4
                                                   -----           -----
Gross margin                                        50.2            46.6
Operating expenses
Sales and distribution                              36.6            37.1
Marketing                                            5.2             3.3
General and administrative                          11.6            11.2
                                                   -----           -----
Loss from operations                                (3.2)           (5.0)
Interest and other income (expense), net            (0.5)           (0.1)
Income tax benefit                                   0.6             0.8
                                                   -----           -----
Net loss                                            (3.1)%          (4.3)%
                                                   =====           =====

THIRTEEN WEEKS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998

         NET SALES. Net beverage and bar sales for the first quarter of fiscal 2000 increased 10.7% to $16.7 million compared to $15.1 million in the first quarter of fiscal 1999. By-product sales were approximately $30,000 in fiscal 2000 compared to $209,000 for the first quarter of fiscal 1999. The decrease in by-product sales resulted from our sale of the small by-product operation in late fiscal 1999. Total net sales for the first quarter of fiscal 2000 increased 9.4% to $16.8 million compared to $15.3 million for the same period last year. Our sales growth rate this quarter was about the same for both our DSD and our distributor business. Total sales in our newest markets, which include the Midwest, Mid-Atlantic and Atlanta markets, were about 8% of total sales and represent a significant percentage increase from the first quarter of fiscal 1999 as we had just begun selling in some of the newer markets at that time. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. Our food bar business was also an important factor this quarter. Bar sales rose 27% from the same quarter of last year, although food bar sales represented less than 5% of our net sales.

         On September 1, 1999, we introduced new branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic. Our new bottle retains fresh fruit flavor notes better than our previous bottle and better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of the new bottle also extends the shelf life of our products. At the same time, we began using a new bottling line designed to accommodate our new bottles. During the quarter, we experienced problems in producing beverage products to meet sales orders during the initial introduction period. We also experienced unexpected issues that caused some products to ferment and, ultimately, caused some bottles to bloat. These issues disrupted a consistent flow of product during the first part of the quarter. We believe that these issues negatively impacted sales in the quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


         COST OF SALES. Cost of sales increased to $9.0 million in the first quarter of fiscal 2000 compared to $7.6 million for the same period during fiscal 1999. Gross margin as a percentage of net sales was 46.6% in the first quarter of fiscal 2000, a decrease from 50.2% in the first quarter of fiscal 1999.

         In late December of 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also impacted the California Valencia orange crop and other citrus. The immediate affect of the freeze was to increase the price of the fresh citrus we purchase. We also experienced poorer citrus yields and some delay in fruit maturity. We were also more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. Gross margin decreased primarily due to (a) unfavorable pricing and yield for ingredients, primarily citrus, and (b) increases in labor, due to poorer yields, and co-packing costs.

         As a result of the citrus freeze, we have become more dependent upon alternative and more expensive sources of fresh supply than in prior years. We continue to use our extensive network of grower contacts to continually try to maintain our supply of fresh ingredients. The effect on orange and other ingredient costs to Odwalla beyond the impact of the citrus freeze is not yet fully determined, but we expect to continue to experience higher orange costs until the new crop is available in the second quarter 2000. The cost and quality of the new crop is not yet determined and could differ from current prices, although we continue to experience higher than normal citrus costs in the second quarter of fiscal 2000.

         We also incurred additional costs due to the issues involved with our new bottle introduction, as noted above. The issues increased labor and operating costs during the quarter as we worked through the production challenges.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased to $6.2 million in the first quarter of fiscal 2000 compared to $5.6 million in the first quarter of fiscal 1999, and increased as a percentage of net sales to 37.1% from 36.6% last year. The increase, in absolute dollars and as a percentage of net sales, is due to increased national and regional labor costs and the increased costs of utilizing a DSD system in some of our newer markets that were previously serviced with third party distributors. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system will require an investment for some initial period.

         Expenses will also be affected as we seek to find the proper mix between third party distributors and our own DSD system in a given market. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

         MARKETING. Marketing expenses decreased to $543,000 in the first quarter of fiscal 2000 compared to $796,000 in the first quarter of fiscal 1999. Most of the change from last year results from a change in marketing strategy which resulted in fewer employees, decreased product tastings as we move to more strategic tastings, both in retail locations and at community events, and less advertising. However, we expect marketing expenses to increase in both dollars and as a percentage of net sales later in fiscal 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.9 million in the first quarter of fiscal 2000 from $1.8 million in the first quarter of fiscal 1999, and decreased as a percentage of net sales to 11.2% from 11.6% last year. The change was primarily due to an increase in employee recruitment fees and costs, and an increase in consulting fees. We don't expect general and administrative costs for the remainder of fiscal 2000 to increase significantly in absolute dollars when compared to the prior year. However, there can be no assurance that general and administrative costs will not increase significantly in absolute dollars. We will continue to invest in infrastructure, particularly in information systems and research and development, to allow for sustainable growth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $12,000 in the first quarter of fiscal 2000 compared to $73,000 in the first quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter. Although we've invested the net proceeds of the Series A Stock offering funded in February 1999, we continue to incur interest expense primarily from borrowings under our existing line of credit agreement and the imputed interest impact of the fiscal 1998 settlement with the U.S. Government.

         INCOME TAX BENEFIT. The $128,000 income tax benefit for the first quarter of 2000 resulted from the tax benefit associated reported net losses. In the first quarter of fiscal 1999, we recorded a $84,000 income tax benefit. The 15% effective tax rate in both 2000 and 1999 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding our future profitability is available.

LIQUIDITY AND CAPITAL RESOURCES

         At November 28, 1999, we had working capital of $5.6 million compared to working capital of $7.4 million at August 28, 1999. The decrease resulted primarily from cash used for capital asset purchases and to reduce our line of credit. At November 28, 1999, we had cash and cash equivalents and short-term investments of $4.6 million, compared to $7.4 million at August 28, 1999.

         Net cash used in operating activities in the first thirteen weeks of fiscal 2000 was $223,000. This consisted of the net loss plus depreciation and amortization and the increase in accounts payable and accrued payroll and related items, offset by an increase in inventories and prepaid expenses and a decrease in other accrued liabilities. Net cash used in investing activities in the first thirteen weeks of fiscal 2000 was $1.2 million, consisting primarily of capital expenditures for production equipment at the Dinuba plant, display coolers and, to a lesser extent, computer equipment. The expenditures were partially offset by the sale of short-term investments. Net cash used in financing activities in the first thirteen weeks of fiscal 2000 was $912,000, consisting primarily of the reduction on our outstanding line of credit.

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

         In September 1999, we entered into a Revolving Credit Agreement ("Credit Agreement") with a new lender and paid the balance then outstanding under our prior line of credit arrangement. The Credit Agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the Credit Agreement. The initial term of the Credit Agreement is for three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         All of our assets are pledged as collateral under the Credit Agreement. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The Credit Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. As of November 27, 1999, we were not in compliance with covenants requiring certain leverage and debt service coverage ratios. We requested our lender to waive the specific November 27, 1999 covenant violations and, in January 2000, the lender granted the requested waiver.

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

         We began taking steps to identify and address our internal Year 2000 issues in 1998. Our internal team, with executive sponsorship, consisted of both internal and external personnel. We reviewed certain systems, including information systems, handheld computer systems, production systems and non-information systems including phones and we modified certain systems as we believed necessary. We addressed the readiness of key third parties with which we have relationships, including suppliers and distributors. Our Year 2000 team completed its work and, through early January 2000, we have not experienced any significant Year 2000 issues.

         Year 2000 costs incurred to date have not been material. We don't believe that additional costs will be material. We believe we dedicated adequate resources toward attaining Year 2000 readiness, but there is no assurance that we will be successful in our efforts to address all Year 2000 issues. As with all companies, we also rely on other more widely used entities including government agencies, public utilities and other external forces common to business and industry. Consequently, if such entities were to experience Year 2000 failures, this could disrupt our ability to conduct ongoing operations.

         We have not developed a contingency plan in the event we experience potential failures and do not currently intend to develop such a plan.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

         PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free shakes, wholesome food bars and natural spring water. As of December 1999, all of our juices are minimally processed (some produced on a seasonal basis). Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of our "day of production" quality standards, products reflect the seasonal changes in fruit varieties in color and taste. Our production methods are designed to minimize the effect of processing on the fruit juice extracted. Our entire product line varies due to a significant component of seasonal ingredients, seasonal product usage, and the addition and deletion of products.

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

         Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples, carrots and tangerines are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network and new sources for the ingredients we need. We also farm a small orange ranch in a part of California to have access to local fresh fruit in the early winter months. We also purchase organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could seriously harm our business and results of operations. We are subject to the same issues with our other ingredients as well. We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree.

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

first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. We understand that the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Additionally, significant events including the devastation caused by hurricanes in Honduras, Nicaragua and neighboring countries in 1998 negatively impacted the supply and pricing of certain ingredients. In December 1998, a freeze damaged citrus crops in the San Joaquin Valley and other portions of California. This had a significant negative impact on the cost and yield of fresh citrus products we have used since the freeze. See Management's Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 9 for more information. All of these adverse weather conditions could negatively affect our business and results of operations.

         RISKS ASSOCIATED WITH PERISHABLE PRODUCTS. Except for natural spring water and food bars, Odwalla's products are flash pasteurized and heat treated and don't contain any preservatives. They have a limited shelf life because of this. In order to maintain our "day-of-production" quality standards, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don't have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. In addition, our products are subject to issues such as the fermentation and subsequent bottle bloating experienced in the first quarter of fiscal 2000 due to natural organisms in ingredients.

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

         COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors including inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California as discussed above.

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

         PRODUCT LIABILITY. Our beverage products are highly perishable and contain certain naturally occurring microorganisms. In addition to the recall (see "Part 2. Item 1. Legal Proceedings" on page 19) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the recall in 1996 will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. We currently maintain $52,000,000 in product liability insurance, which may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

         CONCENTRATION OF PRODUCTION CAPACITY. Virtually all of our juice production capacity is located at our Dinuba, California facility. Because we maintain minimal finished goods inventory as part of our "day-of-production" production system, we could be unable to continue to produce beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption would seriously harm our business and results of operations. Separate companies produce our dairy-free shakes, natural spring water and food bars.

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

         RISKS RELATED TO EXPANSION. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Following the 1996 recall, management plans for expansion, for the most part, were postponed until fiscal 1998. Due to the extent of our operating losses in recent years, we currently anticipate limited expansion in fiscal 2000 beyond existing markets. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the recall as well as the perishability of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

         We've expanded into certain markets, including the Pacific Northwest and Colorado several years ago, through acquisitions of local juice manufacturers. Acquisitions involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won't have an adverse impact on our operations.

         Any plans to invest in new markets or to consider acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

         GOVERNMENT REGULATIONS. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA") and California State Food and Drug. On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices were enacted in July 1999. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogens, 99.999% barrier, supported by a Hazard Analysis Critical Control Point ("HACCP") plan. All fresh juice processors which could not demonstrate a 5-log reduction were expected to label their product with a warning label on the bottle to alert consumers of the presence of unprocessed product. Because all products produced in our Dinuba, California production facility are manufactured under a HACCP plan with validated critical control points, we are already in compliance with the FDA regulations for fresh apple juice and the proposed FDA regulations for citrus juices, and will not need to use warning labels on unpasteurized juice products.

         However, due to an outbreak of Salmonellosis in another company's orange juice in 1999, the FDA has reconsidered the effectiveness of the proposed ruling. Regulators, industry representatives and scientists held a meeting during the summer of 1999 to discuss what regulation should become final. FDA officials emphasized their preference for a 5-log reduction in fresh juice from the time it is extracted until

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

bottled. A validated HACCP plan currently does not have to include this requirement. The most effective way presented to meet the newly discussed 5-log reduction in commercial production is flash pasteurization. In November 1999, this same processor of fresh-squeezed, non-pasteurized orange juice enacted a recall due to Salmonellosis concerns. Based upon discussions with members of the scientific community and informal discussions with FDA officials, we anticipate that flash pasteurization will be required.

         Odwalla has been performing flash pasteurization for nearly three years. All fresh-squeezed citrus used in our products blended with other ingredients (e.g., in our smoothie and nutritional product lines) has been flash pasteurized. During fiscal 1999, we began flash pasteurizing fresh-squeezed citrus products that are not further blended (e.g., grapefruit juice and our quencher products). We began offering flash pasteurized orange juice during the summer of 1999, partially at the request of trade partners, and the response has been favorable from both trade partners and consumers. In December 1999, we flash pasteurize all of our products. Odwalla is ready for the anticipated FDA regulations and we don't anticipate significant additional costs to comply with current FDA regulations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at November 27, 1999.

         FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses. We do not engage in foreign currency hedging activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The following personal injury claims and legal proceedings seek monetary damages and other relief relating to the recall in 1996, as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

         1. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, San Jose, California on June 2, 1997 and served on June 16, 1997. There is no trial date set.

         2. The Nixon Case: A personal injury lawsuit filed in Sacramento County Municipal Court, Sacramento, California on August 15, 1997. There is no trial date set.

         3. The Scott Case: A personal injury action lawsuit filed in King County Superior Court, Seattle, Washington, on October 14, 1999. The case is set for trial on March 5, 2001.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS


         EXHIBIT
          NUMBER    DESCRIPTION
         -------    -----------
         27.1       Financial Data Schedule

         b.   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended November 27, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ODWALLA, INC.
                                      -------------------------
                                      (Registrant)

Date:  January 10, 2000              By:  /s/  D. STEPHEN C. WILLIAMSON
                                        -------------------------------
                                         D. Stephen C. Williamson
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: January 10, 2000               By:  /s/  JAMES R. STEICHEN
                                        ------------------------
                                         James R. Steichen
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX

         EXHIBIT
          NUMBER    DESCRIPTION
         -------    -----------
         27.1       Financial Data Schedule