Form 10-Q
period 2000-02-26
ODWALLA INC
filed 2000-04-11
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                [GRAPHIC OMITTED]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------   ----------------

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

           California                                    77-0096788
-------------------------------             ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, no par value                             5,125,761 shares
   --------------------------                     ------------------------------
             (Class)                              (Outstanding at April 3, 2000)

                                  ODWALLA, INC.

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2000


                                      INDEX

                                                                           PAGE
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of August 28, 1999 and
            February 26, 2000..............................................   3

            Consolidated Statements of Operations for the thirteen week and twenty-six week periods ended February 27, 1999 and
            February 26, 2000..............................................   4

            Consolidated Statements of Cash Flows for the twenty-six week
            periods ended February 27, 1999 and February 26, 2000..........   5

            Notes to Consolidated Financial Statements.....................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  21

Part II. Other Information

   Item 1.  Legal Proceedings..............................................  22

   Item 6.  Exhibits and Reports on Form 8-K...............................  23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          AUGUST 28,   FEBRUARY 26,
                                                             1999          2000
                                                          ----------   ------------
Current assets
    Cash and cash equivalents                              $   2,581   $      503
    Short-term investments                                     4,788        1,263
    Trade accounts receivable, less allowance for
       doubtful accounts of $631 and $581                      6,072        6,634
    Inventories                                                3,718        4,157
    Prepaid expenses and other current assets                  1,530        1,519
    Deferred tax asset, current                                1,358        1,622
                                                           ---------   ----------
          Total current assets                                20,047       15,698
                                                           ---------   ----------
Plant, property and equipment, net                            12,877       14,491
                                                           ---------   ----------
Other assets
    Goodwill, net                                              1,117        1,063
    Covenants not to compete, net                                497          443
    Deferred tax asset, non-current                              520          438
    Other noncurrent assets                                      247          513
                                                           ---------   ----------
          Total other assets                                   2,381        2,457
                                                           ---------   ----------
                                                           $  35,305   $   32,646
                                                           =========   ==========
Current liabilities
    Accounts payable                                       $   6,876   $    6,082
    Accrued payroll and related items                          1,142        1,018
    Line of credit                                             2,319        1,950
    Other accruals                                             2,126        1,841
    Current maturities of capital lease obligations               28           25
    Current maturities of long-term debt                         172          181
                                                           ---------   ----------
          Total current liabilities                           12,663       11,097

Capital lease obligations, less current maturities                15            4
Long-term debt, less current maturities                          673          581
                                                           ---------   ----------
Total liabilities                                             13,351       11,682
                                                           ---------   ----------
Mandatorily redeemable and convertible preferred stock
    Series A, no par value, shares authorized,
       5,000,000; shares issued and outstanding,
       1,033,333 and 1,074,666.  Liquidation preference
       minimum, $8,600,000 at August 28, 1999 and
       February 26, 2000                                       7,505        7,931

Shareholders' equity
    Common stock, no par value, shares authorized,
       15,000,000; shares issued and outstanding,
       5,125,000 and 5,126,000                                29,750       29,751
    Additional paid-in capital                                    62           62
    Accumulated deficit                                      (15,363)     (16,780)
                                                          ----------   ----------
Total shareholders' equity                                    14,449       13,033
                                                          ----------   ----------
                                                          $   35,305   $   32,646
                                                          ==========   ==========

           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                    ---------------------------   ---------------------------
                                    FEBRUARY 27,   FEBRUARY 26,   FEBRUARY 27,   FEBRUARY 26,
                                            1999           2000           1999           2000
                                    ------------   ------------   ------------   ------------
Net sales                               $ 16,342       $ 18,090       $ 31,674       $ 34,859

Cost of sales                              9,009          9,585         16,645         18,541
                                        --------       --------       --------       --------

    Gross profit                           7,333          8,505         15,029         16,318
                                        --------       --------       --------       --------

Operating expenses
    Sales and distribution                 5,671          6,271         11,284         12,498
    Marketing                                773            590          1,569          1,133
    General and administrative             1,772          1,918          3,549          3,802
                                        --------       --------       --------       --------

          Total operating expenses         8,216          8,779         16,402         17,433
                                        --------       --------       --------       --------

Loss from operations                        (883)          (274)        (1,373)        (1,115)

Other income (expense)
    Interest expense, net                    (74)           (35)          (144)           (47)
    Other                                     (3)            (4)            (6)            (4)
                                        --------       --------       --------       --------

Loss before income taxes                    (960)          (313)        (1,523)        (1,166)

Income tax benefit                           143             47            227            175
                                        --------       --------       --------       --------

Net loss                                    (817)          (266)        (1,296)          (991)

Preferred stock dividend                      --           (213)            --           (426)
                                        --------       --------       --------       --------

Net loss applicable to common
    shareholders                        $   (817)      $   (479)      $ (1,296)      $ (1,417)
                                        ========       ========       ========       ========

Basic net loss applicable to
    common shareholders per share       $  (0.16)      $  (0.09)      $  (0.25)      $  (0.28)
                                        ========       ========       ========       ========

Shares used in per share amounts           5,063          5,126          5,063          5,126
                                        ========       ========       ========       ========

Diluted net loss applicable to
    common shareholders per share       $  (0.16)      $  (0.09)      $  (0.25)      $  (0.28)
                                        ========       ========       ========       ========

Shares used in per share amounts           5,063          5,126          5,063          5,126
                                        ========       ========       ========       ========

           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                        TWENTY-SIX WEEKS ENDED
                                                      --------------------------
                                                      FEBRUARY 27,  FEBRUARY 26,
                                                              1999          2000
                                                      ------------  ------------
Cash flows from operating activities
   Net loss                                               $(1,296)      $  (991)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                       1,151         1,295
        Deferred taxes                                       (229)         (182)
        Gain from disposal of assets                           82            --
        Changes in assets and liabilities:
          Trade accounts receivable                          (593)         (562)
          Inventories                                         178          (439)
          Prepaid expenses and other current assets          (618)           11
          Other noncurrent assets                              33          (268)
          Accounts payable                                  1,525          (794)
          Accrued payroll and related items                  (141)         (124)
          Other accrued liabilities                          (689)         (285)
                                                          -------       -------
Net cash used in operating activities                        (597)       (2,339)
                                                          -------       -------

Cash flows from investing activities
   Capital expenditures                                     (1078)       (2,799)
   Proceeds from sale of assets                                 2            --
   Proceeds from sale (purchase) of short-term
     investments                                           (4,956)        3,525
                                                          -------       -------
Net cash provided by (used in) investing activities        (6,032)          726
                                                          -------       -------

Cash flows from financing activities
   Principal payments under long-term debt                   (201)          (83)
   Net borrowings (payments) under line of credit             489          (369)
   Payments of obligations under capital leases               (98)          (14)
   Sale of preferred stock                                  7,300            --
   Issuance of common stock                                     8             1
                                                          -------       -------
Net cash provided by (used in) financing activities         7,498          (465)
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents          869        (2,078)

Cash and cash equivalents, beginning of period              3,191         2,581
                                                          -------       -------

Cash and cash equivalents, end of period                  $ 4,060       $   503
                                                          =======       =======

           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiary ("Odwalla" or "Company") at February 26, 2000 and the related consolidated statements of operations and of cash flows for the thirteen week and twenty-six week periods ended for each of February 27, 1999 and February 26, 2000 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 28, 1999 appearing in Odwalla's 1999 Annual Report on Form 10-K.

2.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      We consider all investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are reported at amortized cost, which approximates fair value.

3.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                   August 28,  February 26,
                                                        1999           2000
                                                   ---------   ------------
        Raw materials                               $  2,433      $   2,388
        Packaging supplies and other                     629            924
        Finished product                                 656            845
                                                    --------      ---------

                                                    $  3,718      $   4,157
                                                    ========      =========

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.    PLANT, PROPERTY AND EQUIPMENT

      Plant, property and equipment consist of the following (in thousands):

                                                 August 28,  February 26,
                                                      1999           2000
                                                 ---------   ------------
      Land                                        $    618      $     618
      Buildings and building improvements            7,220          7,233
      Leasehold improvements                         1,397          1,418
      Machinery and equipment                        7,485          8,230
      Vehicles                                         625            839
      Data processing equipment                      2,294          2,672
      Other                                          1,986          3,414
                                                  --------      ---------
                                                    21,625         24,424
      Less accumulated depreciation and
        amortization                                (8,748)       (9,933)
                                                  --------      ---------
      Plant, property and equipment, net          $ 12,877      $  14,491
                                                  ========      =========

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

      The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                     THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                    ---------------------      ----------------------
                                                    FEB. 27,     FEB. 26,      FEB. 27,      FEB. 26,
                                                      1999          2000          1999          2000
                                                    --------     --------      --------      --------
Basic:
  Weighted average common shares outstanding          5,063         5,126         5,063         5,126
  Net loss                                          $  (817)      $  (266)      $(1,296)      $  (991)
  Net loss attributable to common shareholders      $  (817)      $  (479)      $(1,296)      $(1,417)
  Per share amount, attributable to common
    shareholders                                    $ (0.16)      $ (0.09)      $ (0.25)      $ (0.28)

Diluted:
  Weighted average common shares outstanding          5,063         5,126         5,063         5,126
  Shares used in per share amounts                    5,063         5,126         5,063         5,126
  Net loss                                          $  (817)      $  (266)      $(1,296)      $  (991)
  Net loss attributable to common shareholders      $  (817)      $  (479)      $(1,296)      $(1,417)
  Per share amount, attributable to common
    shareholders                                    $ (0.16)      $ (0.09)      $ (0.25)      $ (0.28)

      We had no dilutive common equivalent shares during either period due to the reported net loss.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


      Holders of Series A Preferred Stock ("Series A Stock") are entitled to a receive an 8% annual dividend which is payable in either cash or additional Series A Stock, at our election. The dividend is payable semi-annually. For the thirteen and the twenty-six week periods ended February 26, 2000, we increased our net loss by $213,000 per period as part of the next semi-annual dividend. In December 1999, Odwalla's Board of Directors chose to pay the semi-annual dividend to the Series A Stock holders by issuing 41,333 shares of Series A Stock payable on December 31, 1999. The amount of the dividend represents the difference between net loss and net loss attributable to common shareholders. Under the definitive merger agreement with Fresh Samantha, as described in Note 8, the Series A Stock will be converted into common stock as of the effective date of the proposed merger.

6.    RECLASSIFICATION

      To conform with new classifications in our fiscal 2000 financial statement presentation, we reclassified certain fiscal 1999 expenses. The reclassification was an increase ($54,000 and $104,000 for the thirteen and twenty-six week periods ended February 27, 1999) in fiscal 1999 sales and distribution costs and a corresponding decrease in general and administrative expenses.

7.    LINE OF CREDIT

      The terms of our Revolving Credit Agreement ("Credit Agreement") contain certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. As of February 26, 2000, we were not in compliance with certain covenants. We requested our lender to waive the specific February 26, 2000 covenant violations and, in April 2000, the lender granted the requested waiver. See Note 8 regarding an increase in the line of credit following the proposed merger with Fresh Samantha.

8.    PROPOSED MERGER WITH FRESH SAMANTHA

      On February 2, 2000, Odwalla announced a definitive agreement to merge with Fresh Samantha, Inc. Under the merger agreement, Odwalla expects to deliver approximately 3,812,000 shares of Odwalla common stock in exchange for all of the outstanding stock of Fresh Samantha. The Fresh Samantha shareholders will own approximately 34.0% of the outstanding common stock following the consummation of the merger and the issuance of common stock described below. The merger agreement also contains a working capital "target" amount for each of Odwalla and Fresh Samantha, and subject to the detailed provisions of the merger agreement, the number of shares of Odwalla common stock to be issued in the merger may be increased or decreased if Odwalla and Fresh Samantha exceed or fall short of their respective working capital target.

      Odwalla shareholders are scheduled to meet on April 25, 2000 to vote on whether to approve the merger with Fresh Samantha and other matters. If approved, the merger is expected to close shortly thereafter. However, there can be no assurance that the proposed merger will be consummated by Odwalla.

      Upon consummation of the merger, the businesses of Fresh Samantha and Odwalla will be combined and we will bear all the expenses incurred by both Fresh Samantha and Odwalla in connection with the merger. As of January 22, 2000, Fresh Samantha had negative working capital of $3.9 million, which will impose additional post-merger financing requirements on us. In order to cover these expenses, as well as expenses associated with the integration and operation of Odwalla and Fresh Samantha's combined businesses, we are arranging additional financing. We have received a commitment letter from Imperial Bank for an increase in our credit facility from $5.0 million to $10.0 million and entered into a common stock purchase agreement, dated February 11, 2000, with Catterton-Simon Partners and U.S. Equity Partners, L.P. to sell $6.0 million of Odwalla common stock. U.S. Equity Partners will purchase $5.0 million of common stock and Catterton-Simon Partners will purchase $1.0 million of common stock.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Both the credit facility increase and the sale of Odwalla common stock are to be completed at the time of the closing of the merger. However, there is no guarantee that these financing transactions will be consummated and if not, we may be unable to obtain financing through other means and upon favorable terms. Failure to complete these financing transactions may prevent the merger from occurring or could jeopardize its success and, as a result, harm our business, results of operations, and financial condition. In addition, Catterton-Simon Partners, the holder of all outstanding Series A preferred stock, has agreed to convert all Series A preferred stock and the warrant it holds to purchase 75,000 shares of Odwalla stock into 1,333,333 shares of common stock at the effective date of the merger.

      The merger of Odwalla and Fresh Samantha will be accounted for using the purchase method of accounting under Accounting Principles Board Opinion No. 16. Under this accounting treatment, as of the effective time of the merger, the excess of the cost of acquiring Fresh Samantha, including the value of the shares of Odwalla common stock to be issued to Fresh Samantha shareholders, over the fair market value of the assets and liabilities of Fresh Samantha assumed will be recorded as goodwill. Odwalla intends to amortize this goodwill on a straight-line basis over a 20 year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

      This Form 10-Q includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we expect, we anticipate or we believe are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are discussed throughout this Form 10-Q. Investors should read all of these risks carefully. Investors should also refer to Odwalla's Form 10-K for the year ended August 28, 1999, including our financial statements and related notes included in that Form 10-K, the proxy statement for the Annual Shareholders meeting scheduled for April 25, 2000, and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

      Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded all-natural, super-premium refrigerated juice company in the country, serving selected markets in the Western, Midwest, Mid-Atlantic and Southeastern regions of the United States. Odwalla's complete product line consists of more than 25 all-natural, super-premium juices and smoothies (including single-flavor and blended fruit- and vegetable-based juice products), all-natural meal replacement and dairy-free shakes, natural spring water and all-natural food bars. Our beverage product line appeals to many consumers because of the superior taste of minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors.

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

      Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to over 3,800 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores and food service operators through our direct-store-delivery system.

      Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

      Odwalla products are currently sold in Arizona, California, Colorado, Georgia, Illinois, Louisiana, Maryland, Michigan, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, the Washington, D.C. area, and Wisconsin. Our all-natural food bars are available in additional states and can also be purchased through our Web site at odwalla.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


PROPOSED BUSINESS TRANSACTION

      On February 2, 2000, Odwalla announced a definitive agreement to merge with Fresh Samantha, Inc. Fresh Samantha manufactures and distributes all-natural super-premium refrigerated juices. Its product line consists of approximately 20 blends of juices, depending on the season, which are distributed to selected markets along the East Coast from Maine to Florida from a single production facility in Saco, Maine. Certain of the citrus juices sold by Fresh Samantha are co-packed by vendors and sold under the Fresh Samantha label. Fresh Samantha has ten regional distribution facilities where finished product is stored for local distribution. Fresh Samantha's products include classic juices, including orange juice and grapefruit juice, smoothies and other nutritionally fortified juice products. Fresh Samantha sales for the year ended October 1999 were $32.2 million.

      Under the merger agreement, Odwalla expects to deliver approximately 3,812,000 shares of Odwalla common stock in exchange for all of the outstanding stock of Fresh Samantha. The Fresh Samantha shareholders will own approximately 34.0% of the outstanding common stock following the consummation of the merger and the issuance of common stock described below. The number of shares to be delivered by Odwalla will not be adjusted if the price of our common stock increases or decreases. However, the merger agreement contains a working capital "target" amount for each of Odwalla and Fresh Samantha, and subject to the detailed provisions of the merger agreement, the number of shares of Odwalla common stock to be issued in the merger may be increased or decreased if Odwalla and Fresh Samantha exceed or fall short of their respective working capital target.

      Upon consummation of the merger, the businesses of Fresh Samantha and Odwalla will be combined and we will bear all the expenses incurred by both Fresh Samantha and Odwalla in connection with the merger. As of January 22, 2000, Fresh Samantha had negative working capital of $3.9 million, which will impose additional post-merger financing requirements on us. In order to cover these expenses, as well as expenses associated with the integration and operation of Odwalla and Fresh Samantha's combined businesses, we are arranging additional financing. We have received a commitment letter from Imperial Bank for an increase in our credit facility from $5.0 million to $10.0 million and entered into a common stock purchase agreement, dated February 11, 2000, with Catterton-Simon Partners and U.S. Equity Partners, L.P. to sell $6.0 million of Odwalla common stock. U.S. Equity Partners will purchase $5.0 million of common stock and Catterton-Simon Partners will purchase $1.0 million of common stock. Both the credit facility increase and the sale of Odwalla common stock are to be completed at the time of the closing of the merger. However, there is no guarantee that these financing transactions will be consummated and if not, we may be unable to obtain financing through other means and upon favorable terms. Failure to complete these financing transactions may prevent the merger from occurring or could jeopardize its success and, as a result, harm our business, results of operations, and financial condition. In addition, Catterton-Simon Partners, the holder of all outstanding Series A preferred stock, has agreed to convert all Series A preferred stock and the warrant it holds to purchase 75,000 shares of Odwalla stock into 1,333,333 shares of common stock at the effective date of the merger.

      Odwalla shareholders are scheduled to meet on April 25, 2000 to vote on whether to approve the merger with Fresh Samantha and other matters. If approved, the merger is expected to close shortly thereafter. However, there can be no assurance that the proposed merger will be consummated by Odwalla. At the effective date of the merger, Doug Levin, chief executive officer and a founder of Fresh Samantha, will become President of Odwalla.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


RESULTS OF OPERATIONS

      The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen week and twenty-six week periods ended for each of February 27, 1999 and February 26, 2000. These operating results are not necessarily indicative of the results for any future period.

                                  THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                -------------------------  -------------------------
                                FEBRUARY 27, FEBRUARY 26,  FEBRUARY 27, FEBRUARY 26,
                                       1999         2000          1999         2000
                                ------------ ------------  ------------ ------------
Net sales                             100.0%       100.0%        100.0%       100.0%
Cost of sales                          55.1         53.0          52.6         53.2
                                      -----        -----         -----        -----
Gross margin                           44.9         47.0          47.4         46.8
Operating expenses
  Sales and distribution               34.7         34.7          35.6         35.9
  Marketing                             4.7          3.2           4.9          3.2
  General and administrative           10.9         10.6          11.2         10.9
                                      -----        -----         -----        -----
Loss from operations                   (5.4)        (1.5)         (4.3)        (3.2)
Interest and other income
  (expense), net                       (0.5)        (0.2)         (0.5)        (0.1)
Income tax benefit                      0.9          0.2           0.7          0.5
                                      -----        -----         -----        -----
Net loss                               (5.0)%       (1.5)%        (4.1)%       (2.8)%
                                      =====        =====         =====        =====

      NET SALES. Net beverage and bar sales for the second quarter of fiscal 2000 increased 11.7% to $18.0 million compared to $16.2 million in the second quarter of fiscal 1999. By-product sales were approximately $43,000 in the second quarter of fiscal 2000 compared to $191,000 for the second quarter of fiscal 1999. The decrease in by-product sales resulted from the sale of our small by-product operation in late fiscal 1999. Total net sales for the second quarter of fiscal 2000 increased 10.7% to $18.1 million compared to $16.3 million for the same period last year. Our sales growth rate this quarter was about the same for both our direct-store-delivery and our distributor business. Total sales in our newest markets, which include the Midwest, Mid-Atlantic and Atlanta markets, were about 7% of total sales and represent a significant percentage increase from the second quarter of fiscal 1999 as we were in the early stages of selling in some of the newer markets at that time. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. Food bar sales rose almost 30% from the same quarter of last year, although food bar sales represented less than 5% of our net sales.

      Net beverage and bar sales for the first half of fiscal 2000 increased 11.2% to $34.8 million compared to $31.2 million for the same period last year. By-product sales were approximately $73,000 this year compared to $400,000 for the first half of fiscal 1999. As noted above, we sold our by-product operation in late fiscal 1999. Total net sales for the first half of fiscal 2000 were $34.9 million, an increase of 10.1% over the $31.7 million of net sales in the same period last year. Sales growth for the first half of the year was about equal for our direct-store-delivery and our distributor business and was strongest in our new markets and most established markets. Food bar sales increased about 28% during the first half of fiscal 2000 compared to the same period in the prior year due to increased geographic distribution and sales promotions. Food bar sales represent less than 5% of net sales.

      On September 1, 1999, we introduced new branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic. Our new bottle retains fresh fruit flavor notes better than our previous bottle and better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of the new bottle also extend the shelf life of our products. At the same time, we began using a new bottling line designed to accommodate our new bottles. During the first quarter of fiscal 2000, we experienced problems in producing beverage products to meet sales orders during the initial introduction

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


period. We also experienced unexpected issues that caused some products to ferment and, ultimately, caused some bottles to bloat. These issues disrupted a consistent flow of product during the first half of the first quarter of fiscal 2000. We believe that these issues negatively impacted sales in the first quarter.

      COST OF SALES. Cost of sales increased to $9.6 million in the second quarter of fiscal 2000 compared to $9.0 million for the same period during fiscal 1999.

      In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar 1999 and part of January 2000, which included part of the second quarter of fiscal 2000. The immediate affect of the freeze was to increase the price of the fresh citrus we purchase, which continued into the second quarter of fiscal 2000. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost.

      As a result of the citrus freeze, we became more dependent upon alternative and more expensive sources of fresh supply than in prior years. We used our extensive network of grower contacts to continually try to maintain our supply of fresh ingredients. The cost and quality of the new crop now available is expected to be comparable to those prior to the citrus freeze, although we continued to experience less favorable citrus yields than normal citrus costs in the second quarter of fiscal 2000.

      Apples are another significant ingredient in our beverage products. Currently, the demand for apples on the fresh market has increased our cost compared to the first half of fiscal 1999.

      Gross margin as a percentage of net sales was 47.0% in the second quarter of fiscal 2000, an increase from 44.9% in the second quarter of fiscal 1999. The gross margin increase for the second quarter of fiscal 2000 compared to the prior year resulted from (a) a normalization of citrus costs in the last half of the second quarter despite an increase in apple costs, (b) better efficiencies in labor and packaging yields due to the new bottling line, offset by (c) additional packaging costs due to the new bottle and the increased costs of the new bottling line.

      Cost of sales for the first half of fiscal 2000 were $18.5 million compared to $16.6 million in the same period last year. Gross margin as a percentage of net sales was 46.8% for the first half of this year compared to 47.4% in the prior year. Gross margin decreased primarily due to (a) the citrus freeze discussed above which, because it occurred in December 1998, did not impact the first quarter and the early part of the second quarter of fiscal 1999, (b) the increase in the cost of apples, (c) the additional costs due to the issues involved with our new bottle introduction in the first quarter of fiscal 2000, as noted above, as we worked through the production challenges of the new bottling line, and (d) the better efficiencies in labor and packaging yields from the new bottling line in the second quarter of fiscal 2000.

      SALES AND DISTRIBUTION. Sales and distribution expenses increased to $6.3 million in the second quarter of fiscal 2000 compared to $5.7 million in the second quarter of fiscal 1999, and remained constant at 34.7% of net sales in each quarter. The increase in absolute dollars is due to the increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, and increased national and regional labor costs. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our direct-store-delivery system will require an investment for some initial period.

      Expenses will continue to be affected as we seek to find the proper mix between third party distributors and our own direct-store-delivery system in a given market. The perishable nature of most of our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


products and our stringent service standards can make it difficult to find appropriate distributors in some markets. In March 2000, we entered into an agreement whereby we distribute Fresh Samantha products in the Washington, D.C. market. We may experience additional costs during the initial months of this agreement as we hire and train new personnel, revise direct-store-delivery routing, and move into a new facility before completion of the proposed merger anticipated in late April 2000.

      Sales and distribution expenses for the first half of fiscal 2000 were $12.5 million or 35.9% of net sales compared to $11.3 million or 35.6% of net sales during the same period last year. The increase in both absolute dollars and as a percentage of net sales results from increased national and regional labor costs and the increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, particularly in the first quarter of fiscal 2000.

      MARKETING. Marketing expenses decreased to $590,000 in the second quarter of fiscal 2000 compared to $773,000 in the second quarter of fiscal 1999. For the first half of fiscal 2000, marketing expenses were $1.1 million compared to $1.6 million in the same period last year. Most of the decrease in expenses from last year results from a change in marketing strategy which resulted in fewer employees, less advertising, and decreased product tastings as we move to more strategic tastings, both in retail locations and at community events. These reductions were offset by an increase in market research in the second quarter of fiscal 2000.

      Despite the reduced marketing expenses during the first half of this year compared to the prior year, we expect marketing expenses to increase in both dollars and as a percentage of net sales later in fiscal 2000 as we integrate the Odwalla and Fresh Samantha brands.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.9 million in the second quarter of fiscal 2000 from $1.8 million in the second quarter of fiscal 1999, and decreased as a percentage of net sales to 10.6% from 10.9% last year. The change was due primarily to an increase in professional fees and collection costs. We expect that general and administrative costs will increase in absolute dollars throughout the remainder of fiscal 2000, particularly if the merger with Fresh Samantha is effected and we begin to integrate Fresh Samantha with Odwalla. We will continue to invest in infrastructure, particularly in information systems and research and development, to allow for sustainable growth.

      For the first half of fiscal 2000, general and administrative expenses were $3.8 million or 10.9% of net sales compared to $3.5 million or 11.2% of net sales in the first half of fiscal 1999. Most of the increase in absolute dollars resulted from professional and recruiting fees and collection costs.

      INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $39,000 in the second quarter of fiscal 2000 compared to $77,000 in the second quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter. Although we've invested the net proceeds of the Series A Stock offering funded in February 1999, we continue to incur interest expense primarily from borrowings under our existing line of credit agreement and the imputed interest impact of the fiscal 1998 settlement with the U.S. Government.

      For the first half of fiscal 2000, we had net interest and other expense of $51,000 compared to $150,000 in the prior year. In fiscal 2000, borrowings under our line of credit were at lower levels than in the prior year and we recognized interest income from the invested proceeds of the February 1999 Series A Stock offering.

      INCOME TAX BENEFIT. The $47,000 income tax benefit for the second quarter of 2000 resulted from the tax benefit associated with reported net losses. In the second quarter of fiscal 1999, we recorded a $143,000 income tax benefit. We recorded a $175,000 tax benefit for the first half of fiscal 2000 compared to a $227,000 tax benefit for the same period last year. The 15% effective tax rate for all periods noted for fiscal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


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

LIQUIDITY AND CAPITAL RESOURCES

      At February 26, 2000, we had working capital of $4.6 million compared to working capital of $7.4 million at August 28, 1999. The decrease resulted primarily from cash used for capital asset purchases and to reduce our line of credit. At February 26, 2000, we had cash and cash equivalents and short-term investments of $1.8 million, compared to $7.4 million at August 28, 1999.

      Net cash used in operating activities in the first twenty-six weeks of fiscal 2000 was $2.3 million. This consisted of the net loss plus depreciation and amortization and the increase in accounts receivable, inventories and the increase in noncurrent assets, primarily costs of the Fresh Samantha transaction, and the decrease in accounts payable, accrued payroll and related items and other accrued liabilities. Net cash provided by investing activities in the first twenty-six weeks of fiscal 2000 was $726,000, consisting primarily of the sale of short-term investments offset by capital expenditures for production equipment at the Dinuba plant, display coolers and, to a lesser extent, computer equipment. Net cash used in financing activities in the first twenty-six weeks of fiscal 2000 was $465,000, consisting primarily of the reduction on our outstanding line of credit.

      We've used, and expect to continue to use, both operating and capital lease financing to obtain production equipment, computer and communication equipment, and coolers used in selling our products. We are currently discussing additional lease lines with several companies, although we haven't completed a transaction with a leasing company and there can be no assurance that we will finalize the proposed transaction. If we don't obtain adequate lease or other financing, our ability to obtain needed equipment may negatively affect our operations. For the first half of fiscal 2000, we utilized significant cash to purchase equipment that we were unsuccessful in leasing at acceptable terms.

      In September 1999, we entered into a revolving credit agreement with a new lender and paid the balance then outstanding under our prior line of credit arrangement. The credit agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The credit agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the credit agreement. The initial term of the credit agreement is for three years.

      All of our assets are pledged as collateral under the credit agreement. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The credit agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. As of February 26, 2000, we were not in compliance with certain covenants. We requested our lender to waive the specific February 26, 2000 covenant violations and, in April 2000, the lender granted the requested waiver.

      See the description of the proposed business transaction on page 11 regarding other matters resulting from the proposed merger with Fresh Samantha.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


      Based upon information currently available, we believe that our existing cash and cash equivalents and our current and anticipated borrowing capability will be adequate to meet our obligations as they become due in the next twelve months.

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

      PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free shakes, wholesome food bars and natural spring water. All of our juices are currently flash pasteurized and some are produced on a seasonal basis. Our decision in November 1999 to minimally process all orange juice, some of which we previously did not flash pasteurize, may result in the loss of some trade partners and consumers who choose to purchase fresh citrus products. However, we believe that heightened food safety concerns expressed by trade partners and consumers, on-going government regulatory processing and labeling changes, and our ability to produce super-premium minimally processed products will offset potential sales declines over a period of time. In the second quarter of fiscal 2000, we are not aware of any significant impact on sales due to this decision.

      Our products are sold and distributed primarily through our direct-store-delivery system, which is serviced by route sales people who deliver and merchandise products to our trade partners. This direct-store-delivery system is designed to allow us to optimally manage delivery schedules, efficiently control product mix, keep store shelves or our own coolers stocked with freshly prepared products and have a greater influence on determining in-store location and merchandising of our products. At most direct-store-delivery accounts, we are responsible to stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space, as well as other handling fees, and to maintain control over our product merchandising at the point of sale. We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners don't receive credit for unsold products. Consumers can purchase our products at supermarkets, specialty retail stores, natural food stores, convenience stores, warehouse outlets and institutional food service trade partners. We also distribute our products through third party distributors. This distribution channel, with merchandising support provided by the distributors' employees and/or our employees, provides opportunities to expand product distribution in selected markets and still maintain relationships with trade partners. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

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

      Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples, carrots and tangerines are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network and new sources for the ingredients we need. We also farm a small orange ranch in California to have access to local fresh fruit in the early winter months. We also purchase organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


seriously harm our business and results of operations. We are subject to the same issues with our other ingredients as well. We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. Most purees are purchased under annual price contracts.

      As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, including frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. For example, the heavy rains and flooding that occurred in California in the first and second quarters of fiscal 1995 resulted in higher costs of fruit and lower yields from the California orange crop in the last quarter of fiscal 1995 and the first quarter of fiscal 1996. We understand that the El Nino conditions and other weather patterns in the winter of 1997-1998 caused temporary shortages of certain tropical products. Additionally, significant events including the devastation caused by hurricanes in Honduras, Nicaragua and neighboring countries in 1998 negatively impacted the supply and pricing of certain ingredients. In December 1998, a freeze damaged citrus crops in the San Joaquin Valley and other portions of California. This had a significant negative impact on the cost and yield of fresh citrus products we have used since the freeze. See Management's Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 10 for more information. All of these adverse weather conditions could negatively affect our business and results of operations.

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

      COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors including inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999 and in the first half of fiscal 2000, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California as discussed above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


      COMPETITION. In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf-stable products that can be distributed with significantly less cost. We believe our niche is easily-accessed nourishing beverages in the refrigerated super premium juice, emerging dairy-free beverages, all-natural food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, food and energy bar companies and premium bottled waters. Our direct competitors in the juice business are national brands including Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands including Naked Juice (owned by a large international company, Chiquita Brands International, Inc.) in Southern California and Colorado, Fresh Samantha's in the Northeast, Mid-Atlantic and Southeast sections of the United States and Fantasia in the Chicago and other Midwest market areas. As previously discussed on page 11, on February 2, 2000, we entered into a definitive agreement to merge with Fresh Samantha, which is subject to approval by our shareholders. Juice and smoothie bars including Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which have been on the market since August 1998, compete with several more established companies, including PowerBar (recently acquired by Nestle), Balance Bar (recently acquired by Kraft Foods, a division of Phillip Morris) and Clif Bar. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

      PRODUCT LIABILITY. Because our products are not irradiated or chemically treated and are flash pasteurized, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the recall (see "Part
2. Item 1. Legal Proceedings" on page 22) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the recall in 1996 will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. Although we maintain product liability insurance, our coverage may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


      CONCENTRATION OF PRODUCTION CAPACITY. Virtually all of our juice production capacity is located at our Dinuba, California facility. Because we maintain minimal finished goods inventory as part of our "day-of-production" production system, we could be unable to continue to produce beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption would seriously harm our business and results of operations. Separate companies produce and package our dairy-free shakes, meal replacement beverages, spring water and food bars.

      LACK OF DIVERSIFICATION. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our direct-store-delivery system. Although we've added dairy-free shakes, meal replacement beverages, spring water and food bars, and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the recall in October 1996 and from the impact of the California citrus freeze in December 1998. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

      RISKS RELATED TO EXPANSION. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Following the 1996 recall, management plans for expansion, for the most part, were postponed until fiscal 1998 as management focused on restoring production and sales in our then-existing markets and dealing with legal and other company issues. Due to the extent of our operating losses in recent years, we currently anticipate limited expansion in fiscal 2000 beyond existing markets other than through the proposed merger with Fresh Samantha. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the recall as well as the perishability of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

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

      In addition to the proposed Fresh Samantha acquisition, any plans to invest in new markets or to consider additional acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

      GOVERNMENT REGULATIONS. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA") and California State Food and Drug. On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices were enacted in July 1999. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogens, 99.999% barrier, supported by a Hazard Analysis Critical Control Point plan, or HACCP. All fresh juice processors which could not demonstrate a 5-log reduction were expected to label

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


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

      However, due to an outbreak of Salmonellosis in another company's orange juice in 1999, the FDA reconsidered the effectiveness of the proposed ruling. Regulators, industry representatives and scientists held a meeting during the summer of 1999 to discuss what regulation should become final. FDA officials emphasized their preference for a 5-log reduction in fresh juice from the time it is extracted until bottled. A validated HACCP plan currently does not have to include this requirement. The most effective way presented to meet the newly discussed 5-log reduction in commercial production is flash pasteurization. In November 1999, this same processor of fresh-squeezed, non-pasteurized orange juice enacted a recall due to Salmonellosis concerns. Based upon discussions with members of the scientific community and informal discussions with FDA officials, we anticipate that flash pasteurization will be required.

      Odwalla has been performing flash pasteurization for nearly three years. All fresh-squeezed citrus used in our products blended with other ingredients (e.g., in our smoothie and nutritional product lines) has been flash pasteurized. During fiscal 1999, we began flash pasteurizing fresh-squeezed citrus products that are not further blended (e.g., grapefruit juice and our quencher products) and currently all our juice products are flash pasteurized. Odwalla is ready for the anticipated FDA regulations and we don't anticipate significant additional costs to comply with current FDA regulations.

      RISKS RELATED TO THE PROPOSED MERGER WITH FRESH SAMANTHA. The merger will present challenges to management, including the integration of the operations, product lines, technologies and personnel of Odwalla and Fresh Samantha, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. We cannot assure you that we will successfully integrate or profitably manage Fresh Samantha's businesses. In addition, we cannot assure you that, following the transaction, the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the merger will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of Odwalla and Fresh Samantha are exacerbated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Odwalla's businesses, including the business acquired in the merger. Additionally, the combined company may experience slower rates of growth as compared to historical rates of growth of Odwalla and Fresh Samantha independently. Although we believe that the merger is in the best interests of Odwalla and its shareholders, we cannot assure you that the companies will realize the anticipated benefits of the merger.

      In the event that the merger is not consummated, we will be subject to a number of material risks, including (1) the incurrence of large legal, accounting, financial advisory and other fees and costs in connection with the merger, all of which must be paid even if the merger is not completed, (2) potential reputational harm, and (3) the failure to meet the expectations of public market analysts and investors that the merger would be consummated. As a result, the market price of our common stock may decline and our business, results of operations, and financial condition may be harmed.

      Upon consummation of the merger, we will assume all the liabilities of Fresh Samantha. We believe based upon our due diligence and representations made in the merger agreement that we have accurately assessed and can absorb these liabilities. However, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the merger agreement, we may have a claim for indemnification against the former shareholders of Fresh Samantha. The merger agreement provides that 15% of Odwalla

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


common stock to be issued in the merger will be placed in an escrow account and held for a period of one year to cover any indemnification claim. The escrow amount will be our sole recourse for indemnification claims other than in the case of fraud. However, Fresh Samantha's liabilities, both at the time of and arising after the consummation of the merger, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If total liabilities for which indemnification is available exceed the escrow amount or if liabilities arise after the one year escrow period, we may suffer financial losses, which will harm our business, results of operation and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at February 26, 2000.

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

      The following personal injury claim and legal proceeding has been settled:

      1. The Lane Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about April 26, 1999. The case was removed to the United States District Court in Seattle on May 25, 1999. The case was settled in February 2000.

      We maintained commercial general liability insurance totaling $27,000,000 during the period for which the above claims are filed, including the recall. We notified our insurance carrier of these events. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. The recall related legal proceedings settled to date were covered under our commercial general liability insurance policy and did not result in any additional costs to us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    EXHIBITS


      EXHIBIT
      NUMBER     DESCRIPTION
      ------     -----------
       2.1       Agreement and Plan of Merger dated February 2, 2000 by and among Odwalla, Inc., Fresh Samantha, Inc., and Orange
                 Acquisition Sub, Inc.

       10.1      Employment Agreement dated December 21, 1999 between the
                 Registrant and D. Stephen C. Williamson

       10.2      Employment Agreement dated December 21, 1999 between the
                 Registrant and James R. Steichen

       27.1      Financial Data Schedule

      b.    REPORTS ON FORM 8-K

      The Company filed a current report on Form 8-K (File No. 0-23036) with the Securities and Exchange Commission on February 7, 2000. The Form 8-K report contained information regarding the merger agreement signed between Odwalla and Fresh Samantha on February 2, 2000.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ODWALLA, INC.
                                          -------------
                                          (Registrant)




Date:  April 10, 2000                     By:  /s/  D. STEPHEN C. WILLIAMSON
                                             ----------------------------------
                                               D. Stephen C. Williamson
                                               Chief Executive Officer
                                               (Principal Executive Officer)



Date:  April 10, 2000                     By:  /s/  JAMES R. STEICHEN
                                             ----------------------------------
                                               James R. Steichen
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                EXHIBIT INDEX


      EXHIBIT
      NUMBER     DESCRIPTION
      ------     -----------
       2.1       Agreement and Plan of Merger dated February 2, 2000 by and among Odwalla, Inc., Fresh Samantha, Inc., and Orange
                 Acquisition Sub, Inc.

       10.1      Employment Agreement dated December 21, 1999 between the
                 Registrant and D. Stephen C. Williamson

       10.2      Employment Agreement dated December 21, 1999 between the
                 Registrant and James R. Steichen

       27.1      Financial Data Schedule