Form 10-Q
period 2000-05-27
ODWALLA INC
filed 2000-07-11
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                     ODWALLA

                                    [GRAPHIC]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2000

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

Indicate by check (check) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (check)    No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Stock, no par value                          11,031,985 shares
   --------------------------                          -----------------
            (Class)                             (Outstanding at July 3, 2000)

                                                                       [GRAPHIC]

                                  ODWALLA, INC.

                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of August 28, 1999
                  and May 27, 2000....................................................        3

                  Consolidated Statements of Operations for the thirteen week and thirty-nine week periods ended May 29, 1999
                  and May 27, 2000....................................................        4

                  Consolidated Statements of Cash Flows for the thirty-nine week
                  periods ended May 29, 1999 and May 27, 2000.........................        5

                  Notes to Consolidated Financial Statements..........................        6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................       10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........       22

Part II.  Other Information

     Item 1.      Legal Proceedings...................................................       23

     Item 4.      Results of Votes of Security Holders................................       23

     Item 6.      Exhibits and Reports on Form 8-K....................................       24

                                                                       [GRAPHIC]

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     AUGUST 28,         MAY 27,
                                                                                           1999            2000
                                                                                   ------------    ------------
Current assets
     Cash and cash equivalents ..................................................  $      2,581    $      3,383
     Short-term investments .....................................................         4,788           2,517
     Trade accounts receivable, less allowance for doubtful
         accounts of $631 and $743 ..............................................         6,072          10,551
     Inventories ................................................................         3,718           5,285
     Prepaid expenses and other current assets ..................................         1,530           3,983
     Deferred tax asset, current ................................................         1,358             577
                                                                                   ------------    ------------
            Total current assets ................................................        20,047          26,296
                                                                                   ------------    ------------

Plant, property and equipment, net ..............................................        12,877          19,395
                                                                                   ------------    ------------
Other assets
     Goodwill, net ..............................................................         1,117          31,280
     Covenants not to compete, net ..............................................           497             420
     Deferred tax asset, non-current ............................................           520             640
     Other noncurrent assets ....................................................           247             542
                                                                                   ------------    ------------
            Total other assets ..................................................         2,381          32,882
                                                                                   ------------    ------------
Total assets ....................................................................   $    35,305     $    78,573
                                                                                    ===========     ===========

Current liabilities
     Accounts payable ...........................................................  $      6,876    $      8,639
     Accrued payroll and related items ..........................................         1,142           2,674
     Line of credit .............................................................         2,319           1,950
     Other accruals .............................................................         2,126           3,319
     Current maturities of capital lease obligations ............................            28             218
     Current maturities of long-term debt .......................................           172             221
                                                                                   ------------    ------------
            Total current liabilities ...........................................        12,663          17,021

Capital lease obligations, less current maturities ..............................            15             378
Long-term debt, less current maturities .........................................           673             503
Other long-term liabilities .....................................................            --             533
                                                                                   ------------    ------------
Total liabilities ...............................................................        13,351          18,435
                                                                                     ----------      ----------

Mandatorily redeemable and convertible preferred stock
     Series A, no par value, shares authorized, 5,000,000; shares issued and outstanding, 1,033,333 at August 28, 1999. Liquidation preference
         minimum, $8,600,000 at August 28, 1999 .................................         7,505              --
                                                                                   ------------    ------------
Shareholders' equity
     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 5,125,000 and 11,032,000 .......................        29,750          72,948
     Additional paid-in capital .................................................            62              --
     Accumulated deficit ........................................................       (15,363)        (12,810)
                                                                                   -------------   -------------
Total shareholders' equity ......................................................        14,449          60,138
                                                                                   ------------    ------------
Total liabilities and shareholders' equity ......................................  $     35,305    $     78,573
                                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                                                                       [GRAPHIC]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                     ---------------------------     ----------------------------
                                                        MAY 29,         MAY 27,         MAY 29,          MAY 27,
                                                           1999            2000            1999             2000
                                                     -----------     -----------     -----------       ----------
Net sales ........................................   $   19,124      $   25,682      $   50,798        $  60,541
Cost of sales ....................................       10,076          12,688          26,721           31,228
                                                     -----------     -----------     ----------       ----------
    Gross profit .................................        9,048          12,994          24,077           29,313
                                                     ----------      ----------      ----------        ---------
Operating expenses
    Sales and distribution .......................        6,455           8,328          17,635           20,827
    Marketing ....................................          806             726           2,375            1,858
    General and administrative ...................        2,089           2,638           5,743            6,441
                                                     ----------      ----------      ----------        ---------
            Total operating expenses .............        9,350          11,692          25,753           29,126
                                                     ----------      ----------      ----------        ---------
Income (loss) from operations ....................         (302)          1,302          (1,676)             187

Other income (expense)
    Proceeds from insurance settlement, net of
      legal fees .................................           --           5,458              --            5,458
    Series A preferred stock inducement expense ..           --          (1,587)             --           (1,587)
    Interest expense, net ........................          (23)            (90)           (167)            (137)
    Other ........................................           (3)             35              (9)              31
                                                     -----------     ----------      -----------       ---------
Income (loss) before income taxes ................         (328)          5,118          (1,852)           3,952
Income tax benefit (expense) .....................           49          (1,006)            277             (831)
                                                     ----------      -----------     ----------        ----------
Net income (loss) ................................         (279)          4,112          (1,575)           3,121
Preferred stock dividend .........................           --            (142)             --             (568)
                                                     ----------      -----------     ----------        ----------
Net income (loss) applicable to common
    shareholders .................................   $     (279)     $    3,970      $   (1,575)       $   2,553
                                                     ===========     ==========      ===========       =========
Basic net income (loss) applicable to
    common shareholders per share ................   $    (0.05)     $     0.59      $    (0.31)       $    0.45
                                                     ==========      ==========      ===========       =========
Shares used in per share amounts .................        5,104           6,710           5,077            5,654
                                                     ==========      ==========      ==========        =========
Diluted net income (loss) applicable to
    common shareholders per share ................   $    (0.05)     $     0.58      $    (0.31)       $    0.45
                                                     ==========      ==========      ===========       =========
Shares used in per share amounts .................        5,104           6,796           5,077            5,704
                                                     ==========      ==========      ==========        =========

           See accompanying notes to consolidated financial statements

                                                                       [GRAPHIC]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THIRTY-NINE WEEKS ENDED
                                                                          ---------------------------
                                                                             MAY 29,          MAY 27,
                                                                                1999             2000
                                                                          ----------       ----------
Cash flows from operating activities
   Net income (loss) ...................................................  $   (1,575)        $  3,121
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization .................................       1,747            2,293
         Deferred taxes ................................................        (290)             821
         Preferred stock inducement expense ............................          --            1,587
         Gain from disposal of assets ..................................           2               --
         Changes in assets and liabilities:
            Trade accounts receivable ..................................        (788)          (1,770)
            Inventories ................................................        (283)            (179)
            Prepaid expenses and other current assets ..................        (366)          (2,367)
            Other noncurrent assets ....................................          36             (130)
            Accounts payable ...........................................       1,202           (2,168)
            Accrued payroll and related items ..........................         367              691
            Other accruals .............................................      (1,095)            (536)
            Other long-term liabilities ................................          --              523
                                                                          ----------         --------
Net cash provided by (used in) operating activities ....................      (1,043)           1,886
                                                                          -----------        --------
Cash flows from investing activities
   Capital expenditures ................................................      (1,135)          (3,852)
   Proceeds from sale of assets ........................................         426               --
   Net cash costs of Fresh Samantha acquisition ........................          --           (1,100)
   Proceeds from sale (purchase) of short-term investments .............      (5,035)           2,271
                                                                          ------------       --------
Net cash used in investing activities ..................................      (5,744)          (2,681)
                                                                          -----------        ---------
Cash flows from financing activities
   Principal payments under long-term debt and capital leases ..........        (596)            (209)
   Net borrowings (payments) under line of credit ......................         766             (369)
   Payment of debt acquired from Fresh Samantha ........................          --           (3,827)
   Sale of preferred stock .............................................       7,300                -
   Sale of common stock ................................................         250            6,002
                                                                          ----------         --------
Net cash provided by financing activities ..............................       7,720            1,597
                                                                          ----------         --------
Net increase in cash and cash equivalents ..............................         933              802

Cash and cash equivalents, beginning of period .........................       3,191            2,581
                                                                          ----------         --------
Cash and cash equivalents, end of period ...............................  $    4,124         $  3,383
                                                                          ==========         ========

           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiaries ("Odwalla" or "Company") at May 27, 2000 and the related consolidated statements of operations and of cash flows for the thirteen week and thirty-nine week periods ended for each of May 29, 1999 and May 27, 2000 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended August 28, 1999 appearing in Odwalla's 1999 Annual Report on Form 10-K.

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   We consider all investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are reported at amortized cost, which approximates fair value.

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                               August 28,            May 27,
                                                                     1999               2000
                                                               ----------     --------------
          Raw materials ....................................   $    2,433       $      3,144
          Packaging supplies and other .....................          629              1,048
          Finished product .................................          656              1,093
                                                               ----------       ------------
                                                               $    3,718       $      5,285
                                                               ==========       ============

4.   PLANT, PROPERTY AND EQUIPMENT

       Plant, property and equipment consist of the following (in thousands):

                                                               August 28,            May 27,
                                                                     1999               2000
                                                              -----------     --------------
          Land .............................................   $      618       $        618
          Buildings and building improvements ..............        7,220              7,244
          Leasehold improvements ...........................        1,397              2,270
          Machinery and equipment ..........................        7,485             11,588
          Vehicles .........................................          625              1,065
          Data processing equipment ........................        2,294              3,526
          Other ............................................        1,986              3,708
                                                               ----------       ------------
                                                                   21,625             30,019
          Less accumulated depreciation and amortization ...       (8,748)           (10,624)
                                                               ----------       ------------
                                                               $   12,877       $     19,395
                                                               ==========       ============

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.   EARNINGS PER COMMON SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options and warrants under the treasury stock method. In loss periods, basic and dilutive loss per share is identical since the impact of equivalent shares is anti-dilutive.

         The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                                                 THIRTY-NINE
                                                    THIRTEEN WEEKS ENDED         WEEKS ENDED
                                                   ---------------------    --------------------
                                                    MAY 29,     MAY 27,     MAY 29,      MAY 27,
                                                   --------     -------     --------     -------
                                                       1999        2000        1999         2000
                                                   --------     -------     --------     -------
Basic:
  Weighted average common shares outstanding ..      5,104        6,710       5,077        5,654
  Net income (loss) ...........................    $  (279)     $ 4,112     $(1,575)     $ 3,121
  Net income (loss) attributable to common
   shareholders ...............................    $  (279)     $ 3,970     $(1,575)     $ 2,553
  Per share amount, attributable to common
    shareholders ..............................    $ (0.05)     $  0.59     $ (0.31)     $  0.45

Diluted:
  Weighted average common shares outstanding ..      5,104        6,710       5,077        5,654
  Shares used in per share amounts ............      5,104        6,796       5,077        5,704
  Net income (loss) ...........................    $  (279)     $ 4,112     $(1,575)     $ 3,121
  Net income (loss) attributable to common
   shareholders ...............................    $  (279)     $ 3,970     $(1,575)     $ 2,553
  Per share amount, attributable to common
    shareholders ..............................    $ (0.05)     $  0.58     $ (0.31)     $  0.45

         Holders of Series A Preferred Stock ("Series A Stock") were entitled to a receive an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. For the thirteen and the thirty-nine week periods ended May 27, 2000, we adjusted net income by $142,000 and $568,000 per period to arrive at net income attributable to common shareholders. In connection with the purchase of Fresh Samantha, as described in Note 8, the Series A Stock was converted into common stock as of the effective date of the Fresh Samantha acquisition.

6.   RECLASSIFICATION

         To conform with new classifications in our fiscal 2000 financial statement presentation, we reclassified certain fiscal 1999 expenses. The reclassification was an increase ($55,000 and $159,000 for the thirteen and thirty-nine week periods ended May 29, 1999) in fiscal 1999 sales and distribution costs and a corresponding decrease in general and administrative expenses.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.   INSURANCE CLAIM SETTLEMENT

         On April 12, 2000, we entered into a Mutual Release and Settlement Agreement with New Hampshire Insurance Company regarding the business interruption insurance claim we filed following the recall in October 1996. Under the Mutual Release and Settlement Agreement, New Hampshire Insurance Company agreed to pay us $6.5 million in two installments on April 20, 2000 and June 9, 2000. In connection with the settlement, we dismissed our lawsuit against New Hampshire Insurance Company filed on May 21, 1999 in the United States District Court for the Eastern District of California in Fresno, California. The proceeds from the insurance settlement, net of legal fees of $1.0 million, was recorded as other income.

8.   ACQUISITION AND RELATED MATTERS

         On February 2, 2000, Odwalla announced a definitive agreement to merge with Fresh Samantha, Inc. At the annual shareholders meeting on April 25, 2000, Odwalla's shareholders approved the acquisition and other matters necessary to complete the transaction. On May 2, 2000, we completed our acquisition of Fresh Samantha. We accounted for the acquisition of Fresh Samantha as a purchase for accounting purposes and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date, May 2, 2000. The Statement of Operations includes the results of Fresh Samantha, a wholly owned subsidiary, since the acquisition.

         The total purchase price of approximately $28.8 million consisted of the issuance of 3,612,122 shares of Odwalla common stock with an estimated fair value of $27.5 million plus transaction costs of approximately $1.3 million, consisting principally of professional fees. The purchase price of $28.8 million plus $1.7 million in net assumed liabilities resulted in total preliminary goodwill related to the Fresh Samantha acquisition of $30.5 million. We intend to evaluate whether a portion of the preliminary goodwill should be allocated to other intangible assets. The fair value of the common stock issued was determined using the average closing market price of Odwalla's common stock for several days before and after the merger announcement. The goodwill is being amortized over a twenty year period.

         The following unaudited pro forma financial information shows pro forma net revenue, net income (loss) and net income (loss) per share as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information includes the amortization of goodwill. The pro forma information is not necessarily indicative of operating results that might have been if the acquisition had taken place as of the beginning of each of the periods presented and may not be indicative of future operating results.

                                                                                  THIRTY-NINE
                                                     THIRTEEN WEEKS ENDED         WEEKS ENDED
                                                    ---------------------    --------------------
                                                      MAY 29,    MAY 27,     MAY 29,      MAY 27,
                                                         1999       2000        1999         2000
                                                    ----------   --------    --------     -------
                                                        In thousands, except per share amounts
    Revenues ..................................     $   27,487   $33,601     $ 69,809     $91,662
    Net income (loss) .........................         (2,070)    3,022       (5,194)     (2,202)

    Income (loss) per share
            Basic .............................     $    (0.19)  $  0.27        (0.47)    $ (0.20)
            Diluted ...........................     $    (0.19)  $  0.27        (0.47)    $ (0.20)

    Weighted average shares
            Basic .............................         11,032    11,032       11,032      11,032
            Diluted ...........................         11,032    11,118       11,032      11,032

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         We also issued shares of our common stock to three funds managed by Wasserstein Perella Group, Inc. and to Catterton-Simon Partners III, L.P. pursuant to a Stock Purchase Agreement dated as of February 11, 2000, and amended as of April 25, 2000, among Odwalla, U.S. Equity Partners, L.P. (representing the Wasserstein Perella funds), and Catterton-Simon Partners. We issued 800,641 shares of our common stock to the Wasserstein Perella funds on May 2, 2000 for an aggregate purchase price of $5.0 million. We also agreed, pursuant to the Stock Purchase Agreement, to issue an additional 160,128 shares of our common stock to Catterton-Simon Partners for an aggregate purchase price of $1.0 million, which was completed in late May 2000. In addition, under a Preferred Stock Conversion Agreement, dated as of February 11, 2000, between Odwalla and Catterton-Simon Partners, we issued 1,333,333 shares of our common stock to Catterton-Simon Partners in exchange for 1,074,666 shares of Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon Partners and cancellation of a warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-Simon Partners. The issuance of common stock to Catterton-Simon Partners as an inducement for early conversion was approved by Odwalla's shareholders on April 25, 2000. During the third quarter of fiscal 2000, we recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A Stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the closing market price for our common stock at the date the shareholders approved the issuance.

         In September 1999, we entered into a revolving credit agreement with a new lender and paid the balance then outstanding under our prior line of credit arrangement. The credit agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The credit agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the credit agreement. The initial term of the credit agreement was for three years.

         In late April, 2000, the credit facility was increased from $5.0 million to $10.0 million in connection with the close of the Fresh Samantha acquisition. The terms of the amended credit facility, which has a three year term, are substantially the same as the original credit facility. As before, all of our consolidated assets are pledged as collateral under the credit agreement. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The credit agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are discussed throughout this Quarterly Report on Form 10-Q. Investors should read all of these risks carefully. Investors should also refer to Odwalla's Annual Report on Form 10-K for the year ended August 28, 1999, including our financial statements and related notes included in that Annual Report on Form 10-K, the proxy statement for the annual shareholders meeting held on April 25, 2000, and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

         Odwalla's business is to provide easy access to great tasting nourishment. We are the leading branded all-natural, super-premium refrigerated juice company in the country, serving selected markets in the Western, Eastern Seaboard, and Midwest regions of the United States with two brands, Odwalla and Fresh Samantha. When we discuss Odwalla, we are including both brands unless we specify otherwise. Odwalla's complete product line consists of more than 45 all-natural, super-premium juices and smoothies (including single-flavor and blended fruit- and vegetable-based juice products), all-natural meal replacement and dairy-free shakes, natural spring water, all-natural food bars and frozen fruit bars. Our beverage product line appeals to many consumers because of the superior taste of minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors.

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

         Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to over 5,000 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores and food service operators through our direct-store-delivery system.

         Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

         Odwalla products are currently sold in over thirty states. Our all-natural food bars are available in additional states and can also be purchased through our Web site at odwalla.com.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

ACQUISITION OF FRESH SAMANTHA

         On February 2, 2000, Odwalla announced a definitive agreement to merge with Fresh Samantha, Inc. Fresh Samantha manufactures and distributes all-natural super-premium refrigerated juices. Its product line consists of approximately 20 blends of juices, depending on the season, which are distributed to selected markets along the East Coast from Maine to Florida from a single production facility in Saco, Maine. Certain of the citrus juices sold by Fresh Samantha are co-packed by vendors and sold under the Fresh Samantha label. Fresh Samantha has ten regional distribution facilities where finished product is stored for local distribution. Fresh Samantha's products include classic juices, including orange juice and grapefruit juice, smoothies and other nutritionally fortified juice products. Fresh Samantha sales for the year ended October 1999 were $32.2 million. At the effective date of the merger, Doug Levin, chief executive officer and a founder of Fresh Samantha, became President of Odwalla.

         At the annual shareholders meeting on April 25, 2000, Odwalla's shareholders approved the acquisition and other matters necessary to complete the transaction. On May 2, 2000, we completed our acquisition of Fresh Samantha. We accounted for the acquisition of Fresh Samantha as a purchase for accounting purposes and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The Statement of Operations includes the results of Fresh Samantha, a wholly owned subsidiary, since the acquisition.

         The total purchase price of approximately $28.8 million consisted of the issuance of 3,612,122 shares of Odwalla common stock with an estimated fair value of $27.5 million plus transaction costs of approximately $1.3 million, consisting principally of professional fees. The purchase price of $28.8 million plus $1.7 million in net assumed liabilities resulted in total preliminary goodwill related to the Fresh Samantha acquisition of $30.5 million. We intend to evaluate whether a portion of the preliminary goodwill should be allocated to other intangible assets. The goodwill is being amortized over a twenty year period. The fair value of the common stock issued was determined using the average closing market price of Odwalla's common stock for several days before and after the merger announcement.

         We also issued shares of our common stock to three funds managed by Wasserstein Perella Group, Inc. and to Catterton-Simon Partners III, L.P. pursuant to a Stock Purchase Agreement dated as of February 11, 2000, and amended as of April 25, 2000, among Odwalla, U.S. Equity Partners, L.P. (representing the Wasserstein Perella funds), and Catterton-Simon Partners. We issued 800,641 shares of our common stock to the Wasserstein Perella funds for an aggregate purchase price of $5.0 million. We also agreed, pursuant to the Stock Purchase Agreement, to issue an additional 160,128 shares of our common stock to Catterton-Simon Partners for an aggregate purchase price of $1.0 million, which was completed in late May 2000. In addition, under a Preferred Stock Conversion Agreement, dated as of February 11, 2000, between Odwalla and Catterton-Simon Partners, we issued 1,333,333 shares of our common stock to Catterton-Simon Partners in exchange for 1,074,666 shares of Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon Partners and cancellation of a warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-Simon Partners. The issuance of common stock to Catterton-Simon Partners as an inducement for early conversion was approved by Odwalla's shareholders on April 25, 2000. During the third quarter of fiscal 2000, we recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A Stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the closing market price for our common stock at the date the shareholders approved the issuance.

         In connection with the acquisition, we also increased our credit facility as discussed in the Liquidity and Capital Resources section on page 15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

RESULTS OF OPERATIONS

         The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen week and thirty-nine week periods ended for each of May 29, 1999 and May 27, 2000. These operating results are not necessarily indicative of the results for any future period.

                                                  THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                                -----------------------         ------------------------
                                                 MAY 29,        MAY 27,          MAY 29,        MAY 27,
                                                    1999           2000             1999           2000
                                                --------        --------         --------       --------
Net sales ................................       100.0%          100.0%           100.0%         100.0%
Cost of sales ............................        52.7            49.4             52.6           51.6
                                                --------        --------         --------       --------
Gross margin .............................        47.3            50.6             47.4           48.4
Operating expenses
   Sales and distribution ................        33.8            32.4             34.7           34.4
   Marketing .............................         4.2             2.8              4.7            3.1
   General and administrative ............        10.9            10.3             11.3           10.6
                                                --------        --------         --------       --------
Income (loss) from operations ............        (1.6)            5.1             (3.3)           0.3
Insurance settlement .....................          --            21.2               --            9.0
Series A stock inducement expense ........          --            (6.2)              --           (2.6)
Interest and other income (expense), net..        (0.1)           (0.2)            (0.3)          (0.2)
Income tax benefit (expense) .............         0.2            (3.9)             0.5           (1.4)
                                                --------        --------         --------       --------
Net income (loss) ........................        (1.5)%          16.0%            (3.1)%          5.1%
                                                ========        ========         ========       ========

         NET SALES. Net beverage and bar sales for the third quarter of fiscal 2000 increased 35.0% to $25.6 million compared to $19.0 million in the third quarter of fiscal 1999. By-product sales were approximately $30,000 in the third quarter of fiscal 2000 compared to $130,000 for the third quarter of fiscal 1999. The decrease in by-product sales resulted from the sale of our small by-product operation in late fiscal 1999. Total net sales for the third quarter of fiscal 2000 increased 34.3% to $25.7 million compared to $19.1 million for the same period last year. The sales growth this quarter for the Odwalla brand only was 13.2%. The remaining beverage and bar sales growth results from four weeks of Fresh Samantha brand sales that had not been included in the prior fiscal year.

         Our sales growth rate this quarter was about the same for both our direct-store-delivery and our distributor business. Total sales in our newest markets, which include the Midwest, Mid-Atlantic and Atlanta markets, were about 9% of beverage and bar sales, excluding Fresh Samantha brand sales, and represent a significant percentage increase from the third quarter of fiscal 1999 as we were in the early stages of selling in some of the newer markets at that time. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. With a few exceptions, the Fresh Samantha brand has not historically been sold through distributors. We expect to supplement the Eastern Seaboard direct-store-delivery system with distributors during the next year, which may impact net sales growth percentages.

         Net beverage and bar sales for the first thirty-nine weeks of fiscal 2000 increased 20.2% to $60.4 million compared to $50.3 million for the same period last year. By-product sales were approximately $123,000 this year compared to $531,000 for the first thirty-nine weeks of fiscal 1999. As noted above, we sold our by-product operation in late fiscal 1999. Total net sales for the first thirty-nine weeks of fiscal 2000 were $60.5 million, an increase of 19.2% over the $50.8 million of net sales in the same period last year. The sales growth for the first thirty-nine weeks this year for the Odwalla brand beverage and bar sales was 12.0%. The remaining beverage and bar sales growth results from four weeks of Fresh Samantha brand sales that had not been included in the prior fiscal year. Excluding the impact of the Fresh Samantha brand sales, our sales growth for the first thirty-nine weeks of the year was about equal for our direct-store-delivery and our distributor business and was strongest in our new markets and most established markets. Food bar sales increased about 12%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

during the first thirty-nine weeks of fiscal 2000 compared to the same period in the prior year due to increased geographic distribution and sales promotions during the first half of fiscal 2000. Food bar sales represent less than 5% of net sales.

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

         COST OF SALES. Cost of sales increased to $12.7 million in the third quarter of fiscal 2000 compared to $10.1 million for the same period during fiscal 1999. Gross margin as a percentage of net sales was 50.6% in the third quarter of fiscal 2000, an increase from 47.3% in the third quarter of fiscal 1999. The gross margin increase for the third quarter of fiscal 2000 compared to the prior year resulted from (a) a normalization of citrus costs following the December 1998 citrus freeze discussed below despite an increase in apple costs,
(b) better efficiencies in labor and packaging yields due to the new bottling line, offset by (c) additional packaging costs due to the new bottle and the increased costs of the new bottling line. With the Fresh Samantha acquisition, we now have two production facilities. The impact on gross margin of the Fresh Samantha facility in Saco, Maine was not significant in the third quarter as the cost structure of both facilities is similar.

         Cost of sales for the first thirty-nine weeks of fiscal 2000 were $31.2 million compared to $26.7 million in the same period last year. Gross margin as a percentage of net sales was 48.4% for the first thirty-nine weeks of this year compared to 47.4% in the prior year.

         In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar 1999 and into January 2000. The immediate effect of the freeze was to increase the price of the fresh citrus we purchase. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. As a result of the citrus freeze, we became more dependent upon alternative and more expensive sources of fresh supply than in prior years. We used our extensive network of grower contacts to maintain our supply of fresh ingredients.

         Gross margin increased primarily due to the net effect of (a) the end of the impact of the citrus freeze discussed above, (b) the increase in the cost of apples, (c) the additional costs due to the issues involved with our new bottle introduction in the first quarter of fiscal 2000, as noted above, as we worked through the production challenges of the new bottling line, and (d) the better efficiencies in labor and packaging yields from the new bottling line in the third quarter of fiscal 2000 offset by the additional packaging costs.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased to $8.3 million in the third quarter of fiscal 2000 compared to $6.5 million in the third quarter of fiscal 1999, and decreased to 32.4% of net sales compared to 33.8% in the third quarter last year. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, and increased national and regional labor costs. Future decisions regarding growth and expansion consistent with long-term strategic

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our direct-store-delivery system will require an investment for some initial period and changes to the Eastern Seaboard direct-store-delivery system may cause a short-term increase in costs as we standardize our national operations.

         Expenses will also continue to be affected as we seek to find the proper mix between third party distributors and our own direct-store-delivery system in a given market. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

         Sales and distribution expenses for the first thirty-nine weeks of fiscal 2000 were $20.8 million or 34.4% of net sales compared to $17.6 million or 34.7% of net sales during the same period last year. The increase in absolute dollars results from the addition of the Fresh Samantha operations in May 2000, increased national and regional labor costs and the increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, particularly in the first quarter of fiscal 2000.

         MARKETING. Marketing expenses decreased to $726,000 in the third quarter of fiscal 2000 compared to $806,000 in the third quarter of fiscal 1999. For the first thirty-nine weeks of fiscal 2000, marketing expenses were $1.9 million compared to $2.4 million in the same period last year. Most of the decrease in expenses from last year results from a change in marketing strategy which resulted in fewer employees, less advertising, and decreased product tastings as we move to more strategic tastings, both in retail locations and at community events. These reductions were offset by an increase in market research in the second quarter of fiscal 2000.

         Despite the reduced marketing expenses during the first thirty-nine weeks of this year compared to the prior year, we expect marketing expenses to increase in both absolute dollars and as a percentage of net sales for the remainder of fiscal 2000 and in fiscal 2001 as we integrate the Odwalla and Fresh Samantha brands and implement the changes in our marketing strategy.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.6 million in the third quarter of fiscal 2000 from $2.1 million in the third quarter of fiscal 1999, and decreased as a percentage of net sales to 10.3% from 10.9% last year. The change was due primarily to professional fees and a general increase in expenses, including amortization of goodwill, resulting from the Fresh Samantha acquisition. We expect that general and administrative costs will increase in absolute dollars throughout the remainder of fiscal 2000 as we continue to integrate Fresh Samantha with Odwalla. We will continue to invest in infrastructure through fiscal 2001, particularly in information systems and research and development, to allow for sustainable growth.

         For the first thirty-nine weeks of fiscal 2000, general and administrative expenses were $6.4 million or 10.6% of net sales compared to $5.7 million or 11.3% of net sales in the first thirty-nine weeks of fiscal 1999. Most of the increase in absolute dollars resulted from professional and recruiting fees, collection costs, and a general increase in expenses, including amortization of goodwill, resulting from the Fresh Samantha acquisition.

         PROCEEDS FROM INSURANCE SETTLEMENT. On April 12, 2000, we entered into a Mutual Release and Settlement Agreement with New Hampshire Insurance Company regarding the business interruption insurance claim we filed following the recall in October 1996. Under the Mutual Release and Settlement Agreement, New Hampshire Insurance Company agreed to pay us $6.5 million. In connection with the settlement, we dismissed our lawsuit against New Hampshire Insurance Company filed on May 21, 1999 in the United States District Court for the Eastern District of California in Fresno, California. The proceeds from the insurance settlement, net legal fees of $1.0 million, was recorded as other income in the third quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         SERIES A PREFERRED STOCK INDUCEMENT EXPENSE. In connection with the Fresh Samantha acquisition and the February 11, 2000 Preferred Stock Conversion Agreement between Odwalla and Catterton-Simon Partners, we issued 1,333,333 shares of Odwalla's common stock to Catterton-Simon Partners in exchange for 1,074,666 shares of Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon Partners and cancellation of a warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-Simon Partners. The issuance of common stock to Catterton-Simon Partners was approved by Odwalla's shareholders on April 25, 2000. During the third quarter of fiscal 2000, we recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the market price for our common stock at the date the shareholders approved the issuance.

         INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $55,000 in the third quarter of fiscal 2000 compared to $26,000 in the third quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter, including the debt acquired with the Fresh Samantha acquisition and the imputed interest impact of the fiscal 1998 settlement with the U.S. Government.

         For the first thirty-nine weeks of fiscal 2000, we had net interest and other expense of $106,000 compared to $176,000 in the prior year. In fiscal 2000, borrowings under our line of credit were at lower levels than in the prior year and we recognized interest income from the invested proceeds of the February 1999 Series A Stock offering.

         INCOME TAX BENEFIT. The $1.0 million income tax expense for the third quarter of 2000 and the $831,000 tax expense for the first thirty-nine weeks of fiscal 2000 resulted primarily from operating income for the third quarter, although operating income is not significant on a year to date basis, and the impact of the proceeds from the insurance settlement in April 2000. There is no tax impact of the Series A Stock inducement expense in fiscal 2000. In the third quarter of fiscal 1999 and for the first thirty-nine weeks of fiscal 1999, we recorded a $49,000 and a $277,000 income tax benefit. The 15% effective tax rate for all periods noted for fiscal 2000 and 1999, excluding the inducement expense, varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. We will continue to assess the valuation allowance as additional information regarding our future profitability becomes available.

LIQUIDITY AND CAPITAL RESOURCES

         At May 27, 2000, we had working capital of $9.3 million compared to working capital of $7.4 million at August 28, 1999. The increase resulted primarily from the sale of $6.0 million in common stock in May 2000 offset by cash used for capital asset purchases, payment of debt acquired with the Fresh Samantha acquisition, and a reduction in our line of credit borrowings. At May 27, 2000, we had cash and cash equivalents and short-term investments of $5.9 million, compared to $7.4 million at August 28, 1999.

         Net cash provided by operating activities in the first thirty-nine weeks of fiscal 2000 was $1.9 million. This consisted of net income plus depreciation, amortization and the non-cash expense incurred in connection with the conversion of the Series A Stock and the increase in accounts receivable, inventories, and other current assets and the decrease in accounts payable and other accrued liabilities. Other current assets increased due to the $2.5 million of insurance proceeds that were received in June 2000. Net cash used in investing activities in the first thirty-nine weeks of fiscal 2000 was $2.7 million, consisting primarily of the sale of short-term investments offset by capital expenditures for production equipment at the Dinuba plant, computer hardware and software, and display coolers and by cash costs of the Fresh Samantha acquisition,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

primarily professional fees. Net cash provided by financing activities in the first thirty-nine weeks of fiscal 2000 was $1.6 million, consisting primarily of the sale of common stock, the payment of debt acquired from the Fresh Samantha acquisition, and a reduction on our outstanding line of credit balance.

         We've used, and expect to continue to use, both operating and capital lease financing to obtain production equipment, computer and communication equipment, and coolers used in selling our products. We are currently discussing additional lease lines, although we haven't completed a transaction with a leasing company and there can be no assurance that we will finalize the proposed transaction. If we don't obtain adequate lease or other financing, our inability to obtain needed equipment may negatively affect our operations. For the first thirty-nine weeks of fiscal 2000, we utilized significant cash to purchase equipment that we were unsuccessful in leasing at acceptable terms.

         In September 1999, we entered into a revolving credit agreement with a new lender and paid the balance then outstanding under our prior line of credit arrangement. The credit agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The credit agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the credit agreement. The initial term of the credit agreement was for three years.

         In late April, 2000, the credit facility was increased from $5.0 million to $10.0 million in connection with the close of the Fresh Samantha acquisition. The terms of the amended credit facility, which has a three year term, are substantially the same as the original credit facility. As before, all of our consolidated assets are pledged as collateral under the credit agreement. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The credit agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender.

         See the description of the Fresh Samantha acquisition on page 11 regarding other matters resulting from transaction.

         Based upon information currently available, we believe that our existing cash and cash equivalents and our current and anticipated borrowing capability will be adequate to meet our obligations as they become due in the next twelve months.

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

         PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free shakes, wholesome food bars, natural spring water and frozen fruit bars. All of our juices are currently flash pasteurized and some are produced on a seasonal basis.

         Our products are sold and distributed primarily through our direct-store-delivery system, which is serviced by route sales people who deliver and merchandise products to our trade partners. This direct-store-delivery system is designed to allow us to optimally manage delivery schedules, efficiently control product mix, keep store shelves or our own coolers stocked with freshly prepared products and have a greater influence on determining in-store location and merchandising of our products. At most direct-store-delivery accounts, we stock, order and merchandise our products at the point of sale, and we issue credits to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

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

         Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples, carrots and tangerines are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network and new sources for the ingredients we need. We also farm a small orange ranch in California to have access to local fresh fruit in the early winter months. On the Eastern Seaboard, we currently utilize a Florida co-packing arrangement for flash-pasteurized single-strength citrus products for the Fresh Samantha brand. We also purchase organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could seriously harm our business and results of operations. We are subject to the same risks with our other ingredients as well. We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. Most purees are purchased under annual price contracts.

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

         RISKS ASSOCIATED WITH PERISHABLE PRODUCTS. Except for natural spring water, food bars and frozen fruit bars, Odwalla's products are flash pasteurized and heat treated and don't contain any preservatives. They have a limited shelf life because of this. In order to maintain our "day-of-production" quality standards, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don't

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

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

         COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments concerning factors including inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999 and in the first half of fiscal 2000, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California as discussed above. In some markets, the competition for a skilled labor force requires us to pay salaries higher than we have experienced historically and we expect this trend to continue for some period of time.

         DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS. Safeway, Inc. is our largest single account and accounted for 13% of our fiscal 1999 sales. We spend considerable time to maintain a good relationship with Safeway and other significant accounts, but we can't offer any assurance that sales to significant accounts will not decrease or that these trade partners will not choose to replace our products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would seriously harm our business and results of operations. Continuity of trade partner relationships is important, and events that impact our trade partners, including labor disputes, may have an adverse impact on our results of operations.

         COMPETITION. In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf-stable products that can be distributed with significantly less cost. We believe our niche is easily-accessed nourishing beverages in the refrigerated super premium juice, emerging dairy-free beverages, all-natural food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, food and energy bar companies and premium bottled waters. Our direct competitors in the juice business are national brands including Just Squeezed, Tropicana, Minute Maid and Nantucket Nectars. Our juice products compete with regional brands including Naked Juice (owned by a large international company, Chiquita Brands International, Inc.) in Southern California and Colorado, Fantasia in the Chicago and other Midwest market areas, and Saratoga Beverage Group in several regions in the United States. Juice and smoothie bars including Jamba Juice are also competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the Company's products. A decision by Chiquita or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which have been on the market since August 1998, compete with several more established companies, including PowerBar (recently acquired by Nestle), Balance Bar (recently acquired by Kraft Foods, a division of Phillip Morris) and Clif Bar. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

         PRODUCT LIABILITY. Because our products are not irradiated or chemically treated and are flash pasteurized, they are highly perishable and contain certain naturally occurring microorganisms. In addition to the recall (see "Part 2. Item 1. Legal Proceedings" on page 23) associated with the E. coli O157:H7 bacteria in 1996, from time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the recall in 1996 will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. Although we maintain product liability insurance, our coverage may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

         GEOGRAPHIC CONCENTRATION. Our wholesale accounts and retail trade partners have their largest concentration in Northern California, with most located in the metropolitan areas surrounding the San Francisco Bay. Due to this concentration, natural disasters, including earthquakes, economic downturns and other conditions affecting Northern California may adversely affect our business and results of operations. With the Fresh Samantha acquisition, we expect that the Northeastern portion of the United States will lessen the concentration in Northern California, although there is no assurance that this will occur.

         CONCENTRATION OF PRODUCTION CAPACITY. Virtually all of our juice production capacity is located at our Dinuba, California facility. Our facility in Saco, Maine expands our blending and bottling capability, although that facility does not contain citrus extraction or fruit and vegetable pressing capability. We also currently utilize a citrus co-packer in Florida for Fresh Samantha brand single-strength citrus products. Because we maintain minimal finished goods inventory at all production locations as part of our "day-of-production" production system, we could be challenged to continue to produce an adequate supply of beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes, as the Dinuba facility has the largest production capacity. Such an interruption would seriously harm our business and results of operations. Separate companies produce and package our dairy-free shakes, meal replacement beverages, spring water, food bars and frozen bars.

         LACK OF DIVERSIFICATION. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our direct-store-delivery system. Although we've added dairy-free shakes, meal replacement beverages, spring water, food bars and frozen fruit bars, and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the recall in October 1996 and from the impact of the California citrus freeze in December 1998. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

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

production and sales in our then-existing markets and dealing with legal and other company issues. Due to the extent of our operating losses in recent years, we currently anticipate limited expansion in fiscal 2000 beyond existing markets other than the acquisition of Fresh Samantha. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs associated with the recall as well as the perishability of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

         We've expanded into certain markets, including the Pacific Northwest and Colorado several years ago, through acquisitions of local juice manufacturers. Acquisitions involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won't have an adverse impact on our operations. See also the risks related to the Fresh Samantha acquisition on page 21.

         Any plans to invest in new markets or to consider additional acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

         GOVERNMENT REGULATIONS. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration ("FDA") and California State Food and Drug. On September 8, 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices were enacted in July 1999. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogens, 99.999% barrier, supported by a Hazard Analysis Critical Control Point plan, or HACCP. All fresh juice processors that could not demonstrate a 5-log reduction were expected to label their product with a warning label on the bottle to alert consumers of the presence of unprocessed product. Because all products produced in our Dinuba, California production facility are manufactured under a HACCP plan with validated critical control points, we are already in compliance with the FDA regulations for fresh apple juice and the proposed FDA regulations for citrus juices, and will not need to use warning labels on unpasteurized juice products.

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

         RISKS RELATED TO THE FRESH SAMANTHA ACQUISITION. The acquisition will present challenges to management, including the integration of the operations, product lines, technologies and personnel of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

Odwalla and Fresh Samantha, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. We cannot assure you that we will successfully integrate or profitably manage Fresh Samantha's businesses. In addition, we cannot assure you that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the merger will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of Odwalla and Fresh Samantha are exacerbated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Odwalla's businesses, including the business acquired in the merger. Additionally, the combined company may experience slower rates of growth as compared to historical rates of growth of Odwalla and Fresh Samantha independently. Although we believe that the merger was in the best interest of Odwalla and its shareholders, we cannot assure you that the companies will realize the anticipated benefits of the merger.

         At the close of the acquisition, we assumed all the liabilities of Fresh Samantha. We believe based upon our due diligence and representations made in the merger agreement that we have accurately assessed and can absorb these liabilities. However, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the merger agreement, we may have a claim for indemnification against the former shareholders of Fresh Samantha. The merger agreement provides that 15% of Odwalla common stock issued in the merger will be placed in an escrow account and held for a period of one year from May 2, 2000 to cover any indemnification claim. The escrow amount is our sole recourse for indemnification claims other than in the case of fraud. However, Fresh Samantha's liabilities, both at the time of and arising after the consummation of the merger, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If total liabilities for which indemnification is available exceed the escrow amount or if liabilities arise after the one year escrow period, we may suffer financial losses, which will harm our business, results of operation and financial condition.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at May 27, 2000.

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

         The Company has one additional proceeding allegedly arising out of product consumption prior to the recall in 1996:

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

         On May 21, 1999, Odwalla filed a lawsuit in United States District Court for the Eastern District of California in Fresno, California, against New Hampshire Insurance Company to seek recovery on our business interruption insurance claim filed as a result of the recall. On April 12, 2000, we entered into a Mutual Release and Settlement Agreement with New Hampshire Insurance Company regarding the business interruption insurance claim. Under the Mutual Release and Settlement Agreement, Odwalla will receive an aggregate of approximately $5.5 million, net of professional fees. In connection with the settlement, Odwalla dismissed the lawsuit against New Hampshire Insurance Company.

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

ITEM 4.    RESULTS OF VOTES OF SECURITY HOLDERS

         The matters voted upon by the shareholders at the annual meeting on April 25, 2000 were reported in the Current Report on Form 8-K filed on May 10, 2000. The information contained in that Current Report on Form 8-K is incorporated by reference to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

        EXHIBIT
         NUMBER     DESCRIPTION
        -------     -----------
         2.1*       Amended By-Laws of Odwalla, Inc. dated May 2, 2000
         10.1*      Employment Agreement dated May 2, 2000 between Registrant and Douglas L. Levin.
         10.2*      Amendment Agreement dated April 28, 2000 between Registrant and Imperial Bank.
         10.3*      Stock Purchase Agreement dated February 11, 2000 between Registrant, U.S. Equity
                    Partners, L.P. and Catterton-Simon Partners III, L.P.
         10.4*      Amendment No. 1 to the Stock Purchase Agreement dated April 25, 2000 between
                    Registrant, U.S. Equity Partners, L.P., U.S. Equity Partners (Offshore), L.P.,
                    Catterton-Simon Partners III, L.P., and BancBoston Investments, Inc.
         10.5*      Shareholders Rights Agreement dated May 2, 2000 among
                    Registrant, Samantha Investors, LLC, and the shareholders of
                    Registrant and other persons named therein.
         10.6*      Preferred Stock Conversion Agreement dated as of April 24,
                    2000, between Registrant and Catterton-Simon Partners III,
                    L.P.
         10.7*      Letter Agreement, dated May 1, 2000, from Bain Capital Fund VI, L.P., to Registrant and Catterton-Simon Partners III, L.P.
         10.8**     Agreement and Plan of Merger dated February 2, 2000 by and among Odwalla, Inc.,
                    Fresh Samantha, Inc., and Orange Acquisition Sub, Inc.
         27.1       Financial Data Schedule.

         * Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 0-23036) filed with the Securities and Exchange Commission on May 10, 2000 and incorporated herein by reference.

         ** Filed as an exhibit to the Company's definitive Proxy Statement (File No. 0-23036) filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.


         B.   REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K (File No. 0-23036) with the Securities and Exchange Commission on April 17, 2000. The Current Report contained information regarding a Mutual Release and Settlement Agreement with New Hampshire Insurance Company regarding Odwalla's business interruption insurance claim filed following the recall of certain products in October 1996.

         The Company also filed a Current Report on Form 8-K (File No. 0-23036) with the Securities and Exchange Commission on May 10, 2000. The Form 8-K report contained information about the completion of the acquisition of Fresh Samantha and reported the results of the matters voted upon at the annual shareholders meeting on April 25, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ODWALLA, INC.
                                       --------------------
                                       (Registrant)

Date:  July 7, 2000                    By: /s/  D. STEPHEN C. WILLIAMSON
                                          -------------------------------
                                           D. Stephen C. Williamson
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date: July 7, 2000                     By: /s/  JAMES R. STEICHEN
                                          -------------------------------
                                           James R. Steichen
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)