Form 10-K
period 2000-09-02
ODWALLA INC
filed 2000-11-30
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 [ODWALLA LOGO]

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended September 2, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _____________  to ____________

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

Registrant's telephone number, including area code: (650) 726-1888

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

      Title of each class                Name of Exchange on which registered
      -------------------                ------------------------------------
               none                                        none

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock (no par value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                              ----    ----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                            [Cover page 1 of 2 pages]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, as of November 21, 2000, was approximately $45,450,000 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On November 21, 2000 approximately 11,035,530 shares of the Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                            [Cover Page 2 of 2 pages]

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 5); competition (page 6); our dependence on significant trade partners (page 6); government regulations that may impact our business (page 6); the specific risk factors discussed on pages 7 to 10; legal proceedings (page 11); and commitments and contingencies described in Note 4 to the financial statements.

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

     Odwalla began operations in September 1980 and was incorporated in California in September 1985. When we refer to "we," "Odwalla" or the "Company" in this Form 10-K, we mean our California corporation (Odwalla, Inc.), our Maine corporation (Fresh Samantha, Inc.) and its Maine subsidiary (Fresh Samantha Juice Bar, Inc.). When we refer to "Samantha," in this Form 10-K, we mean the branded products of Fresh Samantha, Inc.

     Odwalla's business is to provide easy access to great tasting nourishment. We are the nation's leading branded super-premium beverage company, delivering nourishment coast to coast with the Odwalla and Samantha lines of more than 45 all natural juices, smoothies, dairy-free shakes, spring water and natural food bars. Our beverage product lines appeal to many consumers because of the superior taste of minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors.

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

     Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to over 5,000 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores, on-line grocers and food service operators through our direct-store-delivery system.

     Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

     Odwalla products are currently sold in over thirty states. Our nourishing food bars are available in additional states and can also be purchased through our Web site at www.odwalla.com.

ACQUISITION OF FRESH SAMANTHA

     On May 2, 2000, we completed our acquisition of Fresh Samantha. Fresh Samantha manufactures and distributes all-natural super-premium refrigerated juices natural spring water and frozen fruit bars. Its product line consists of approximately 20 blends of juices, depending on the season, which are distributed to selected markets along the East Coast from Maine to Florida from a single production facility in Saco, Maine. Certain of the citrus juices sold by Fresh Samantha are co-packed by vendors and sold under the Samantha label. Fresh Samantha had ten regional distribution facilities where finished product is stored for local distribution. Fresh Samantha's products include classic juices, including orange juice and grapefruit juice, smoothies and other nutritionally fortified juice products. Fresh Samantha sales for the year ended October 1999 were $32.2 million. We accounted for the acquisition of Fresh Samantha as a purchase for accounting purposes and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The Statement of Operations includes the results of Fresh Samantha, a wholly owned subsidiary, since the acquisition. At the effective date of the merger, Doug Levin, chief executive officer and a founder of Fresh Samantha, became President of Odwalla.

     The total purchase price of approximately $29.0 million consisted of the issuance of 3,612,122 shares of Odwalla common stock with an estimated fair value of $27.5 million plus transaction costs of approximately $1.5 million, consisting principally of professional fees. The purchase price of $29.0 million plus $1.7 million in net assumed liabilities and $3.8 million in acquired deferred tax asset, net of a $10.2 million deferred tax liability and the release of a deferred tax valuation allowance of $2.3 million recorded in accordance with Statement of Financial Accounting Standards No. 109, resulted in total intangible assets related to the Fresh Samantha acquisition of $34.8 million. After evaluating the nature of the intangible assets acquired, the acquisition cost was allocated as follows (amounts in thousands):

       Trade name .................................       $   21,980
       Customer list...............................            3,790
       Goodwill....................................            9,022
                                                          ----------
                                                          $   34,792
                                                          ==========

The trade name and goodwill are being amortized over a twenty-year period and the customer list is being amortized over a five-year period. The fair value of the common stock issued was determined using the average closing market price of Odwalla's common stock for several days before and after the merger announcement, in accordance with generally accepted accounting principles.

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

     In connection with the acquisition, we also increased the principal amount available under our credit facility as discussed in the Liquidity and Capital Resources section on page 18.

PRODUCTS, DISTRIBUTION AND TRADE PARTNERS

         Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, all-natural meal replacement and dairy-free shakes, nourishing food bars, natural spring water and frozen fruit bars. All of our juices are currently flash pasteurized and some are produced on a seasonal basis.

         Odwalla products are currently sold in Alaska, Arizona, Bermuda, British Columbia, California, Colorado, Connecticut, Delaware, Florida, Georgia, Guam, Idaho, Illinois, Indiana, Iowa, Louisiana, Maine, Massachusetts, Maryland, Michigan, Minnesota, Nevada, New Hampshire, New Jersey, New Mexico, New York, Nevada, North Carolina, Oregon, Pennsylvania, Rhode Island, South Carolina, Texas, Utah, Virginia, Washington state, Washington, D.C. area, Vermont, and Wisconsin.

         Since September 1, 1999, we have used our branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic for the Odwalla brand. This bottle retains fresh fruit flavor notes better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of Odwalla's proprietary bottle also extends the shelf life of our products. We establish shelf life standards for each product to maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. The shelf life of Odwalla's fruit and vegetable-based products is typically between 10 and 20 days at the retail outlet. Although the cost of the new bottle is approximately 50% greater than the prior bottle, we anticipate that the ability to lengthen shelf life and our distribution capabilities will offset the increased cost. Our food bars have a significantly longer shelf life.

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

         In addition, we've trademarked various aspects of our brands, including labels, certain product names, certain phrases and symbols, as we believe that these and other intellectual property that we own are critical to our success. These items help create the Odwalla and Samantha brands and connect in an important way with our consumers. We have taken steps to protect our intellectual property and we intend to continue to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. This action could be time-consuming, result in costly litigation and divert management personnel. Furthermore, there can be no assurance that we would be successful in such action.

         Our products are sold and distributed primarily through our direct-store-delivery system, which is serviced by route sales representatives who sell, deliver and merchandise products to our trade partners. This direct-store-delivery system is designed to allow us to preserve the integrity of our highly perishable all-natural products, optimally manage delivery schedules, efficiently control product mix, keep store shelves or our own coolers stocked with freshly prepared products and have a greater influence on determining in-store location and merchandising of our products. At most direct-store-delivery accounts, we stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space, as well as other handling fees, and to maintain control over our product merchandising at the point of sale. We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners don't receive credit for unsold products. Consumers can purchase our products at supermarkets, specialty retail stores, natural food stores, convenience stores, warehouse outlets, on-line grocers and institutional food service trade partners.

         We also distribute our products through third party distributors. This distribution channel, with merchandising support provided by the distributors' employees and/or our employees, provides opportunities to expand product distribution in selected markets, some of which may be geographically difficult for us to service, and still maintain relationships with trade partners. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

RAW MATERIALS

         Producing and selling our minimally processed products entails special requirements in ingredient sourcing, production, distribution and sales in order to preserve and maximize the flavor profile and nutritional integrity of the products. We source and select fruits and vegetables to meet a variety of established criteria, including overall quality, flavor profile, variety, ripeness and other factors. Processing of the fruit and vegetables is performed in a manner that captures and preserves the various qualities of fresh and consistent flavors. Odwalla has focused on each of these elements in an effort to achieve our goal of providing the safest, best tasting and most nutritious beverage and other products for consumers.

         Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples, carrots and tangerines are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network as well as new sources for the ingredients we need. Beginning in 1998, we contracted for a substantial portion of our fall apple needs through McAfee Apple Gardens, a California Central Valley grower using Good Agricultural Practices, field Hazard Analysis Critical Control Points or HACCP plan and sustainable farming practices. On the Eastern Seaboard, we currently utilize a Florida co-packing arrangement for flash-pasteurized single-strength citrus products for the Samantha brand. We also purchase organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could seriously harm our business and results of operations. We are subject to the same risks with our other ingredients as well. We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. Most purees are purchased under annual price contracts.

         As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, including frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. For example, in December 1998, a freeze damaged citrus crops in the San Joaquin Valley and other portions of California. This had a significant negative impact on the cost and yield of fresh citrus products we used until the impact of the freeze ended in the beginning of the third quarter of fiscal 2000. See Management's Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 14 for more information. Adverse weather conditions could negatively affect our business and results of operations.

         Odwalla is pursuing a no genetically engineered organisms status on our entire product line. Genetically modified organisms are the product of splicing or modifying crops to release new organisms to the environment. Crops are genetically modified in order to increase crop yields, to withstand high doses of herbicides or to produce their own insecticides. There are uncertainties about the potential risks genetically modified foods pose to humans and the environment. We intend to provide our consumers information about genetically modified organisms. However, ingredients that are not generically modified are at times difficult to source in the required volumes.

         We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been processed, finely cut, heat treated, packed in a container and frozen. A puree is not a concentrate. Purees are combined with the freshly extracted and flash pasteurized juices of other fruits in a number of our products. The purees we purchase are heat treated to increase safety and meet government regulations. Most purees are purchased under annual price contracts. Some of our products, including our water and nourishing food bars, are produced to our specifications and recipes by independent companies.

COMPETITION

         In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf-stable products that can be distributed with significantly less cost. We believe our niche is easily accessed nourishing beverages in the refrigerated super premium juice, dairy-free beverages, nourishing food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, private equity funds, food and energy bar companies and premium bottled water companies. Our direct competitors in the juice business are national brands including Horizon, Just Squeezed, Tropicana, Minute Maid, Newman's Own and Nantucket Nectars. Our juice products compete with regional brands, many of which are owned by North Castle Partners, a private equity fund, heavily invested in the healthy living and aging consumer goods products including Naked Juice, a brand which is present in the Western region, Pacific Northwest, and most recently on the East Coast. Other regional North Castle brands include Saratoga Beverage, in several different regions of the United States, Zeigler, predominantly in the Midwest and Southeast regions, Fantasia in Chicago and the Midwest, and Ferraro's in California and the Northeast. Other privately owned regional brands of premium juice also serve as competition to Odwalla, including Rocket Juice in the West and the Midwest. `Smoothie Drink Bars' such as Jamba Juice are also considered as direct competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the our products. A decision by North Castle or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which have been on the market since August 1998, compete with several more established companies, including PowerBar (owned by Nestle), Balance Bar (owned by Kraft Foods, a division of Phillip Morris) and Clif Bar. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations. As a result in September 2000, Odwalla repositioned the Odwalla Bar as the Nourishing Food Bar in enhanced packaging at a lower price point within the food bar category to compete with some of the more established food bar products on the market.

DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS

         Safeway, Inc. is our largest single account and accounted for 11% of our fiscal 2000 sales. We spend considerable time to maintain a good relationship with Safeway and other significant accounts, but we can't offer any assurance that sales to significant accounts will not decrease or that these trade partners will not choose to replace our products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would seriously harm our business and results of operations. Continuity of trade partner relationships is important, and events that impact our trade partners, including labor disputes, may have an adverse impact on our results of operations.

GOVERNMENT REGULATION

         The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration and the California State Food and Drug, Department of Health Services. In 1998, the FDA regulations for fresh apple juice went into effect. The regulations for fresh-squeezed citrus juices were enacted in July 1999. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogenic bacterial loads, which represents a 99.999% barrier, supported by a Hazard Analysis Critical Control Point plan, or HACCP. All fresh juice processors that could not demonstrate a 5-log reduction were expected to label their product with a warning label on the bottle to alert consumers of the presence of unprocessed product. All products produced in our Dinuba, California and Saco, Maine production facilities are manufactured under a HACCP plan with validated critical control points. Odwalla products are all pasteurized. Each is in compliance with the FDA regulations for Apple Juice and the proposed FDA regulations for citrus juices. No juices require the use of warning labels.

         We are also subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances and by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. We believe that we comply in all material respects with these laws and regulations, although we cannot assure that future compliance with such laws or regulations will not have a material adverse effect on our results of operations or financial condition. We did not incur any significant costs in fiscal 2000 to comply with environmental laws.

EMPLOYEES

         As of November 21, 2000, Odwalla had approximately 700 employees, almost all of whom were full-time employees. We don't have any collective bargaining agreements with our employees, and we believe employee relations are generally good.

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

         Risks associated with perishable products. Except for natural spring water, food bars and frozen fruit bars, Odwalla's products are flash pasteurized and heat treated and don't contain any preservatives. As a result, our products have a limited shelf life. In order to maintain our "day-of-production" flavor quality standards, we further restrict the shelf life of products through early expiration dates. The restricted shelf life means that we don't have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. In addition, our products are subject to issues such as the fermentation and subsequent bottle bloating experienced in the first quarter of fiscal 2000 due to natural organisms in ingredients. We've historically experienced difficulties in accurately forecasting product demands and expect that challenge to continue. When we don't accurately forecast product demand, we are either unable to meet higher than anticipated demand or we produce excess inventory that cannot be profitably sold. In addition, most of our trade partners have the right to return any products that are not sold by their expiration date. Our inability to meet higher than anticipated demand or excess production or significant amounts of product returns on any of our products could harm our business and results of operations.

         Cost sensitivity. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments related to inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, and the availability of hourly employees may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999 and in the first half of fiscal 2000, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California as discussed above. In some markets, the competition for a skilled labor force requires us to pay salaries higher than we have experienced historically and we expect this trend to continue for some period of time.

         Product liability. Because our products are not irradiated or chemically treated and are flash or gently pasteurized, they are highly perishable and contain certain naturally occurring microorganisms. From time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. These past claims haven't resulted in any material liability to date, but there can be no assurance that we won't have future claims or that any claims associated with the recall in 1996 will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. Although we maintain product liability insurance, our coverage may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

         Orchard production. We depend upon the fruit produced from the trees of large orchards. These trees may become damaged, diseased or destroyed as a result of windstorms, pests or fungal disease. Additionally, there are types of controllable fungal diseases that can affect fruit production although not fatal to the trees themselves. These types of fungal diseases are generally controllable with fungicides. However, we can't be sure that such control measures will continue to be effective. Any decrease in the supply of fresh fruit as a result of windstorms, pests or fungal disease could have a material adverse effect on our business and results of operations.

         Geographic concentration. Our wholesale accounts and retail trade partners have their largest concentration in Northern California, with most located in the metropolitan areas surrounding the San Francisco Bay. Due to this concentration, natural disasters, including earthquakes, economic downturns and other conditions affecting Northern California may adversely affect our business and results of operations. With the Fresh Samantha acquisition, Odwalla's market share in the Northeastern portion of the United States has lessened the concentration in Northern California, although there is no assurance that this will remain the case.

         Concentration of production capacity. Virtually all of our juice production capacity is located at our Dinuba, California facility. Our facility in Saco, Maine expands our blending and bottling capability, although that facility does not contain citrus extraction or fruit and vegetable pressing capability. We also currently utilize a citrus co-packer in Florida for Fresh Samantha brand single-strength citrus products. Because we maintain minimal finished goods inventory at all production locations as part of our "day-of-production" production system, we could be challenged to continue to produce an adequate supply of beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption would seriously harm our business and results of operations. Separate companies produce and package our spring water, food bars and frozen bars.

         Lack of diversification. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our direct-store-delivery system. Although we've added dairy-free shakes, meal replacement beverages, spring water, food bars and frozen fruit bars, and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the impact of the California citrus freeze in December 1998. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

         Risks related to expansion. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Following the 1996 recall, management plans for expansion, for the most part, were postponed until fiscal 1998 as management focused on restoring production and sales in our then-existing markets and dealing with legal and other company issues. Due to the extent of our operating losses in recent years and the effort to complete the Fresh Samantha integration, we currently anticipate limited expansion in fiscal 2001 beyond existing markets. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs resulting from the perishable nature of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

         The Fresh Samantha acquisition has presented challenges to management, including the integration of the operations, product lines, technologies and personnel of Odwalla and Fresh Samantha, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. We cannot assure you that we will successfully integrate or profitably manage Fresh Samantha's businesses. In addition, we cannot assure you that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the merger will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of Odwalla and Fresh Samantha are exacerbated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Odwalla's businesses, including the business acquired in the merger. Additionally, the combined company may experience slower rates of growth as compared to historical rates of growth of Odwalla and Fresh Samantha independently. Although we believe that the merger was in the best interest of Odwalla and its shareholders, we cannot assure you that the companies will realize the anticipated benefits of the merger.

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

         Competition. Our direct competitors in the juice business are national brands including Horizon, Just Squeezed, Tropicana, Minute Maid, Newman's Own and Nantucket Nectars. Our juice products compete with regional brands, many of which are owned by North Castle Partners, a private equity fund, heavily invested in the healthy living and aging consumer goods products including Naked Juice, a brand which is present in the Western region, Pacific Northwest, and most recently on the East Coast. Other regional North Castle brands include Saratoga Beverage, in several different regions of the United States, Zeigler, predominantly in the Midwest and Southeast regions, Fantasia in Chicago and the Midwest, and Ferraro's in California and the Northeast. Other privately owned regional brands of premium juice also serve as competition to Odwalla, including Rocket Juice in the West and the Midwest. `Smoothie Bars' such as Jamba Juice are also considered as direct competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the our products. A decision by North Castle or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which have been on the market since August 1998, compete with several more established companies, including PowerBar (owned by Nestle), Balance Bar (owned by Kraft Foods, a division of Phillip Morris) and Clif Bar. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

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

         Control by officers and directors. Odwalla's officers, directors and their affiliates beneficially own, in the aggregate, approximately 59% of the outstanding shares of common stock. Through their holdings, these shareholders, acting together, would be able to significantly influence most matters requiring shareholder approval, including the election of a majority of our Board of Directors. This control could have the effect of delaying, deferring or preventing a change of control of the Company.

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

ITEM 2.     PROPERTIES

         Our production facility is in Dinuba, California and consists of approximately 100,000 square feet of production, office and cold storage space on a 13-acre parcel of land plus approximately 29 acres of land adjacent to the production facility. We own this property and believe we carry adequate property insurance. We also have a production facility in Saco, Maine which consists of approximately 40,000 square feet of leased production, office, cold storage and warehouse space. Our administrative offices are located in Half Moon Bay, California. We also have distribution centers throughout California and at the following locations: Denver, Colorado; Stamford and North Haven, Connecticut; Pompano Beach, Florida; Atlanta, Georgia; Saco and Bangor, Maine; Elkridge, Maryland; Woburn and Hadley, Massachusetts; Pennsauken and Fairfield, New Jersey; Albuquerque, New Mexico; Brooklyn, New York; Eugene and Portland, Oregon; Austin, Houston and Dallas, Texas; Burlington, Vermont; and Seattle, Washington. We lease all our facilities other than the Dinuba production facility.

ITEM 3.     LEGAL PROCEEDINGS

         The following personal injury claims and legal proceedings seek monetary damages and other relief relating to the product recall in 1996, as discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

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

         The following personal injury claim and legal proceeding has been settled:

     1. The Shields Case: A personal injury lawsuit filed in King County Superior Court, Seattle, Washington, and served on or about
        July 1, 1999. The case was settled in September, 2000.

     We maintained commercial general liability insurance totaling $27,000,000 during the period for which the above claims were filed. We have notified our insurance carrier of these events. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. The recall related legal proceedings settled to date were covered under our commercial general liability insurance policy and did not result in any additional costs to us.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Odwalla's common stock began trading on the Nasdaq SmallCap Market in December 1993 at the time of our initial public offering. Since May 18, 1995, our stock has traded on the Nasdaq National Market under the symbol "ODWA." The following table shows the range of high and low closing sales prices reported on the Nasdaq National Market for the periods indicated. On November 21, 2000, the closing price of Odwalla's common stock was $10.00.

   FISCAL YEAR ENDED SEPTEMBER 2, 2000        HIGH          LOW

     Fourth Quarter                          $7.50      $6.00
     Third Quarter                           $9.00      $5.625
     Second Quarter                          $9.00      $4.813
     First Quarter                           $7.469     $4.75

   FISCAL YEAR ENDED AUGUST 28, 1999          HIGH          LOW

     Fourth Quarter                          $8.00      $6.25
     Third Quarter                           $9.00      $5.438
     Second Quarter                          $8.00      $5.875
     First Quarter                           $10.625    $7.00

   FISCAL YEAR ENDED AUGUST 29, 1998

     Fourth Quarter                          $12.875    $9.00
     Third Quarter                           $10.25     $7.50
     Second Quarter                          $8.75      $5.625
     First Quarter                           $11.00     $7.375

     As of November 21, 2000, there were approximately 304 holders of record of the Company's common stock.

     In connection with the Fresh Samantha acquisition in May 2000, we issued shares of our common stock in a private placement under Section 4(2) of the Securities Act of 1933. We issued common stock to three funds managed by Wasserstein Perella Group, Inc. and to Catterton-Simon Partners III, L.P. pursuant to a Stock Purchase Agreement dated as of February 11, 2000, and amended as of April 25, 2000, among Odwalla, U.S. Equity Partners, L.P. (representing the Wasserstein Perella funds), and Catterton-Simon Partners. Under the Stock Purchase Agreement, we issued 800,641 shares of our common stock to the Wasserstein Perella funds on May 2, 2000 for an aggregate purchase price of $5.0 million. We also issued 160,128 shares of our common stock to Catterton-Simon Partners for an aggregate purchase price of $1.0 million, which was completed in late May 2000.

DIVIDEND POLICY

     We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business, and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

         The following table shows selected consolidated financial information for Odwalla for the past five fiscal years. To better understand the information in the table, investors should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 14, and the Consolidated Financial Statements and Notes beginning on page 25. The consolidated financial information includes the results of operations of Fresh Samantha since the acquisition on May 2, 2000.

                                                                              Fiscal Year
                                                        -------------------------------------------------------
                                                        1996         1997        1998         1999         2000
                                                        ----         ----        ----         ----         ----
STATEMENT OF OPERATIONS DATA:                                          (in thousands, except per share data)
Net sales.........................................   $ 59,197     $ 52,630     $ 59,088    $ 68,042     $ 93,450
Cost of sales.....................................     29,889       27,650       29,236      35,542       47,477
                                                     --------     --------     --------    --------     --------
Gross Profit......................................     29,308       24,980       29,852      32,500       45,973
Operating expenses:
 Sales and distribution...........................     20,236       22,465       20,445      24,254       31,815
 Marketing........................................      2,179        2,919        2,696       2,908        2,795
 General and administrative.......................      6,206        7,625        6,710       7,449        9,616
 Amortization of intangible assets from Fresh Samantha
    Acquisition...................................          -            -            -           -          711
 Recall and related costs.........................          -        6,518        1,242         250            -
                                                     --------     --------     --------    --------     --------
     Total operating expenses.....................     28,621       39,527       31,093      34,861       44,937
                                                     --------     --------     --------    --------     --------
Income (loss) from operations.....................        687      (14,547)      (1,241)     (2,361)       1,036
Proceeds from insurance settlement, net...........          -            -            -           -        5,458
Series A preferred stock inducement expense.......          -            -            -           -       (1,587)
Other income (expense), net.......................        346          210         (163)        (40)        (112)
                                                     --------     --------     ---------   ---------    ---------
Income (loss) before income taxes.................      1,033      (14,337)      (1,404)     (2,401)       4,795
Income tax (expense) benefit......................       (400)       1,901           25         359       (1,140)
                                                     ---------    --------     --------    --------     ---------
Net income (loss).................................        633      (12,436)      (1,379)     (2,042)       3,655
Preferred stock dividend..........................          -            -            -        (267)        (568)
                                                     --------     --------     --------    ---------    ---------
Net income (loss) applicable to common shareholders  $    633     $ 12,436)    $ (1,379)   $  (2,309)   $   3,087
                                                     =========    ========     ========    =========    =========

Basic net income (loss) per share applicable to
 common shareholders..............................   $   0.13     $ (2.49)     $ (0.27)    $ (0.45)     $   0.44
                                                     ========     ========     ========    ========     ========

Diluted net income (loss) per share applicable to common
 shareholders.....................................   $   0.12     $ (2.49)     $ (0.27)    $ (0.45)     $   0.43
                                                     ========     ========     ========    ========     ========

                                                                          End of Fiscal Year
                                                       --------------------------------------------------------
                                                        1996         1997        1998         1999         2000
                                                        ----         ----        ----         ----         ----
                                                                            (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments...........................   $ 12,413     $  3,225     $  3,191    $  7,369     $  5,392
Working capital...................................     14,655        1,449        1,849       7,674       11,712
Total assets......................................     37,700       31,006       29,350      35,305       89,354
Long-term liabilities.............................        501          441          888         688       12,076
Total shareholders' equity........................     29,574       17,635       16,445      21,954       60,672

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 5); competition (page 6); our dependence on significant trade partners (page 6); government regulations that may impact our business (page 6); the specific risk factors discussed on pages 7 to 10; legal proceedings (page 11); and commitments and contingencies described in Note 4 to the financial statements.

OVERVIEW

         This section provides information about our operating results and changes in financial position over the past three years and should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 25. Fiscal 2000 contained 53 weeks compared to 52 weeks in both fiscal 1999 and 1998. We do not consider the impact of the additional week to be material to the overall operations for the year. The operating results and other financial information discussed below includes the results of Fresh Samantha since the acquisition was completed on May 2, 2000.

GENERAL BUSINESS

         Net sales in fiscal 2000 increased to $93.4 million, an increase of 37% from $68.0 million of sales last year, which represents a record sales year for Odwalla. In fiscal 2000, we acquired Fresh Samantha on May 2, 2000, experienced growth in all of our geographic market areas, and expanded our presence in markets we entered in prior years. Before considering the preferred stock dividend, our net income for the year was $3.6 million or $0.52 per share compared to a loss of $2.0 million or $.40 per share last year. Before considering the insurance settlement proceeds, net of tax, the cost of converting the Series A preferred stock and the preferred stock dividend, net income for fiscal 2000 was $603,000 or $0.09 per basic share and $0.08 per diluted share. Overall, the year represented a return to profitability for Odwalla.

         Before considering the impact of the Fresh Samantha acquisition, our sales strength this year has come predominantly from continued penetration in existing markets and sales of new products. We believe that continued recognition of the Odwalla and Samantha brand and consumer attraction to our products, new product introductions, better store shelves placement, increased placement of branded in-store coolers, and increased delivery system support has contributed to our sales growth.

         We experience quarterly fluctuations in sales and costs, particularly in raw materials, which are sometimes significant and we anticipate that these fluctuations will continue in future quarters. Some factors behind the fluctuations include: changes in the price or availability of raw materials, particularly fruit products, due to seasonality, weather and other factors; new product introductions; costs of expansion into new markets, which can continue for many quarters beyond the market entry date; increased competition; sales promotions; buying patterns of consumers; competitor product introductions; overall economic trends influencing consumers. In addition, weather patterns impacting consumers, including unseasonably cool or rainy weather, can result in fewer sales to consumers and ultimately lower sales to trade partners and higher return credits issued if we haven't been able to forecast and adjust for the change in consumer buying patterns. While the direct-store-delivery system offers many benefits to us, it is also an expensive and fairly fixed cost distribution system. We have invested significantly in our production facilities and management team; the benefit of this investment will result from higher volume of product through the facilities. Conversely, lower volume than expected will result in higher fixed costs as a percentage of sales. Finally, we may choose to reduce prices or increase spending in response to competition in some markets, which usually has a negative short-term effect on our results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, certain statements of operations data for fiscal years 1998, 1999 and 2000. These operating results are not necessarily indicative of the results for any future period.

                                                                                 YEAR ENDED
                                                              ----------------------------------------------
                                                                    1998             1999               2000
                                                              ---------------   ---------------    ---------
Net sales                                                           100.0%          100.0%             100.0%
Cost of sales                                                        49.5            52.2               50.8
                                                                     ----           -----              -----
Gross margin                                                         50.5            47.8               49.2
Operating expenses
   Sales and distribution                                            34.6            35.6               34.0
   Marketing                                                          4.6             4.3                3.0
   General and administrative                                        11.4            10.9               10.3
   Amortization of intangible assets from Fresh Samantha acquisition  0.0             0.0                0.8
   Recall and related costs                                           2.1             0.4                0.0
                                                                      ---           -----              -----
Income (loss) from operations                                        (2.1)           (3.5)               1.1
Insurance settlement                                                  0.0             0.0                5.8
Series A stock inducement expense                                     0.0             0.0               (1.7)
Interest and other income (expense), net                              (.2)           (0.0)              (0.1)
Income tax benefit (expense)                                          0.0             0.5               (1.2)
                                                                      ---           -----              -----
Net income (loss)                                                    (2.3)%          (3.0)%              3.9%
                                                                     ====           =====              =====

         NET SALES. Net sales for fiscal 2000 increased 37% to $93.4 million compared to $68.0 million in fiscal 1999, and increased 15% in fiscal 1999 from $59.1 million in fiscal 1998. After removing the impact of the additional week in fiscal 2000 and the impact of the Fresh Samantha acquisition since May 2, 2000, our sales increased 14% from the prior year. Our 2000 sales increase, excluding the sales resulting from the Fresh Samantha acquisition, occurred in all geographic regions and resulted primarily from growth in existing markets and accounts and new products. We did not enter any significant new markets in fiscal 2000 other than through the Fresh Samantha acquisition. Our food bar business continues as an important product, although it continues to represent less than 5% of our net sales in both fiscal 1999 and fiscal 2000. The sales increase in fiscal 1999 compared to fiscal 1998, which occurred in all geographic regions, resulted primarily from (a) growth in existing markets and accounts and new products and (b) sales volume from new markets. Net sales in fiscal 1999 were also impacted by our expanded use of third party distributors.

         Our sales growth rate this year, excluding the Fresh Samantha acquisition, was about the same for both our direct-store-delivery and our distributor business. Total sales in our newest markets, which include the Midwest, Mid-Atlantic and Atlanta markets, continued at less than 10% of beverage and bar sales, excluding Fresh Samantha brand sales, and represent a significant percentage increase from last year when we were in an earlier selling stage in some of those markets. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. With a few exceptions, the Fresh Samantha brand has not historically been sold through distributors. We expect to supplement the Eastern Seaboard direct-store-delivery system with distributors during the next year, which may impact net sales growth percentages.

         Since September 1, 1999, we have used branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic for the Odwalla brand. Our new bottle retains fresh fruit flavor notes better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of the new bottle also extend the shelf life of our products. At the same time, we began using a new bottling line designed to accommodate our new bottles. During the first quarter of fiscal 2000, we experienced problems in producing beverage products to meet sales orders during the initial introduction period. We also experienced unexpected issues that caused some products to ferment and, ultimately, caused some bottles to bloat. These issues disrupted a consistent flow of product during the first half of the first quarter of fiscal 2000. We believe that these issues negatively impacted sales in the first quarter.

         We implemented the guidance in EITF 00-14, Accounting for Certain Sales Incentives, which does not represent a change from our existing accounting policies. Accordingly, any cash sales incentives are classified as a reduction of revenue.

         COST OF SALES. Cost of sales increased to $47.5 million or 50.8% of net sales in fiscal 2000 compared to $35.5 million or 52.2% of net sales in fiscal 1999. Cost of sales was $29.2 million or 49.5% of net sales in fiscal 1998. Gross margin increased from 47.8% in fiscal 1999 to 49.2% in fiscal 2000 after decreasing from 50.5% in fiscal 1998. In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar year 1999 and into early calendar 2000. The immediate effect of the freeze during this period was to increase the price of the fresh citrus we purchased. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. With the Fresh Samantha acquisition, we now have two production facilities. The impact on cost of sales of the Fresh Samantha facility in Saco, Maine had a slight negative impact for the year. This results primarily due to the reliance on more expensive Florida fruit in the summer months.

         Gross margin increased primarily due to (a) a return, in the second half of fiscal 2000, to more favorable pricing and yield for ingredients, primarily citrus, for the Odwalla brand, (b) better efficiencies in labor and packaging yields due to the new bottling line for the Odwalla brand, offset by
(c) additional packaging costs due to the new bottle and the increased costs of the new bottling line and (d) the co-packing costs in the summer months for citrus products for the Fresh Samantha brand. The continued use of third party distributors also negatively affected gross margins.

         The decrease in gross margin in fiscal 1999 to 47.8% compared to fiscal 1998 resulted primarily from (a) unfavorable pricing and yield for ingredients, primarily citrus, and (b) increases in labor, due to poorer yields, and co-packing costs.

         SALES AND DISTRIBUTION. Sales and distribution expenses were $31.8 million in fiscal 2000 compared to $24.2 million in fiscal 1999, and decreased as a percentage of net sales to 34.0% from 35.6% in fiscal 1999. Sales and distribution expenses increased as a percentage of net sales and in dollars in fiscal 1999 when compared to the 34.6% and $20.4 million in fiscal 1998. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, and increased national and regional labor costs. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our direct-store-delivery system will require an investment for some initial period and changes to the Eastern Seaboard direct-store-delivery system may cause a short-term increase in costs as we standardize our national operations. Expenses will also continue to be affected as we seek to find the proper mix in a given market between our own direct-store-delivery system and third party distributors. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

         The fiscal 1999 expense increase as a percentage of net sales as compared to fiscal 1998, resulted from increased sales volume supported by a more fixed cost operations structure, which was offset by a full year of costs in our newest expansion markets, particularly the Washington, D.C. area.

         MARKETING. Marketing expenses were $2.8 million or 3.0% of net sales in fiscal 2000 compared to $2.9 million or 4.3% of net sales in fiscal 1999. The fiscal 1999 expense represented an increase from $2.7 million or 4.6% of net sales in fiscal 1998. Most of the decrease in expenses from last year results from a change in marketing strategy which resulted in fewer employees, less advertising, and decreased product tastings as we move to more strategic tastings, both in retail locations and at community events. These reductions were offset by an increase in market research during a portion of fiscal 2000. Despite reduced marketing expense this year compared to the prior year, we expect marketing expenses to increase in both absolute dollars and as a percentage of net sales in fiscal 2001 as we integrate the Odwalla and Fresh Samantha brands and implement changes in our marketing strategy.

         The increase in absolute dollars in fiscal 1999 compared to fiscal 1998 is the result of increased product tastings, both in retail locations and sponsorships of community events, consultants and product research and development.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.6 million in fiscal 2000 or 10.3% of net sales compared to $7.4 million or 10.9% of net sales in fiscal 1999 and $6.7 million or 11.4% of net sales in fiscal 1998. General and administrative expenses increased in absolute dollars primarily due to professional fees and a general increase in expenses resulting from the Fresh Samantha acquisition. We expect that general and administrative costs will increase in absolute dollars in fiscal 2001 as we continue to integrate Fresh Samantha with Odwalla and invest in infrastructure, particularly in information systems and research and development, to allow for sustainable growth. In fiscal 1999, the increase in absolute dollars from fiscal 1998 resulted primarily from increased payroll in human resources, financial analysis and information technology personnel, increased recruiting and search firm costs, and consulting fees.

         AMORTIZATION OF INTANGIBLE ASSETS FROM FRESH SAMANTHA ACQUISITION. The cost of the intangible assets and goodwill acquired with the Fresh Samantha acquisition are being amortized over their estimated useful lives as more fully described in notes to the financial statements beginning on page 30. Due to the significance of this expense, we have included it as a separate line item.

         PROCEEDS FROM INSURANCE SETTLEMENT. On April 12, 2000, we entered into a Mutual Release and Settlement Agreement with New Hampshire Insurance Company regarding the business interruption insurance claim we filed following the recall in October 1996. Under the Mutual Release and Settlement Agreement, New Hampshire Insurance Company agreed to pay us $6.5 million. In connection with the settlement, we dismissed our lawsuit against the insurance company filed on May 21, 1999 in the United States District Court for the Eastern District of California in Fresno, California. The proceeds from the insurance settlement were recorded net of legal fees of $1.0 million in the third quarter of fiscal 2000.

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

         RECALL AND RELATED COSTS. On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall of all Odwalla products containing apple juice. Odwalla incurred significant direct costs as a result of the recall. Under our arrangement with our insurance company, we pay a portion of the legal fees related to third party claims resulting from the recall and related claims. We originally established a $2.2 million charge to establish a liability for future professional fees related to the recall. The reserve for professional fees is an estimate, and there can be no assurance that the actual reserved liability established will be adequate. We reviewed this charge during fiscal 1998 and believed that the reserve established was adequate. In fiscal 1999, we reviewed available information, including recently filed claims, and added $250,000 to this reserve. We reviewed this charge in fiscal 2000 and believe that the remaining balance of the reserve established is reasonable. We will continue to assess this liability and will make appropriate adjustments if circumstances change. Approximately $800,000 of this reserve for professional fees remained at September 2, 2000.

         In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the 1996 recall and related issues. In July 1998, in connection with the investigation, we entered into a misdemeanor plea agreement with the U.S. government, concerning 16 shipments in October 1996 of unpasteurized apple juice from a single contaminated batch. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five-year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety. The net present value of the payments of $1.24 million was recorded as a recall and related cost in fiscal 1998.

         INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest expense in fiscal 2000 of $218,000 compared to net interest expense of $159,000 in fiscal 1999 and $206,000 in fiscal 1998. Gross interest income of $268,000, $278,000 and $160,000 in fiscal 2000, 1999 and 1998 resulted primarily from the remainder of the proceeds of the May 1996 public offering, the proceeds in 1999 of the January 1999 Series A Preferred Stock offering, and the net proceeds of the private placement in May 2000 in connection with the Fresh Samantha acquisition. Gross interest expense of $486,000, $437,000 and $366,000 in fiscal 2000, 1999 and 1998 resulted primarily from interest on the line of credit, capital lease interest and other debt, including capital leases and debt acquired with the Fresh Samantha acquisition.

         INCOME TAX BENEFIT. The $1.1 million tax expense in fiscal 2000 results from taxes currently due of approximately $162,000 due primarily to minimum tax and alternative minimum taxes plus deferred taxes of approximately $2.4 million on temporary differences between book and tax income reduced by a $1.4 million reduction in the deferred tax valuation allowance. The effective tax rate of 24% for the year considers the effective tax rate of 15% applied prior to the Fresh Samantha acquisition which was lower than the statutory tax rate primarily due the valuation allowance established. The Fresh Samantha acquisition was structured as a tax-free reorganization for income tax purposes. This results in intangible and other assets with a basis for accounting purposes, as the acquisition was accounted for using purchase accounting, that does not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for that difference. At the same time, most of our deferred tax valuation allowance was removed and included in the determination of the cost of goodwill in accordance with SFAS 109. We expect that our effective tax rate will be 40% beginning in fiscal 2001.

         The $359,000 and $25,000 income tax benefit for fiscal 1999 and 1998 results from the tax benefit associated with operating losses. The 15% effective tax rate in 1999 and 1998 (after offsetting the impact of the non-deductible settlement with the U.S. government discussed previously for 1998) varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. As noted above, most of the valuation allowance was released in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 2, 2000, we had working capital of $11.7 million compared to working capital of $7.7 million at August 28, 1999. The increase resulted primarily from operating activities. At September 2, 2000, the Company had cash, cash equivalents and short term investments of $5.4 million compared to $7.4 million at the end of fiscal 1999.

         Net cash provided by operating activities in fiscal 2000 was $3.1 million. This consisted of the net income plus depreciation, amortization, preferred stock inducement expense, deferred taxes and other non-current liabilities, offset by increases in accounts receivable, inventory and prepaid expenses and decreases in accounts payable and other accrued expenses. Increases in accounts receivable are generally due to increased sales volume compared to the same time period in fiscal 1999, particularly due to the Fresh Samantha sales included since the May 2, 2000 acquisition. The inventory increase represents primarily from frozen raw materials acquired or stored in the second half of fiscal 2000 and the additional inventory resulting from the Fresh Samantha acquisition and increased sales volume. Prepaid expenses increased primarily due to the timing of insurance payments, advances for future costs and refundable deposits and similar items. Accounts payable decreased when considering the payment of liabilities acquired with the Fresh

Samantha transaction. Accrued expenses, which include the reserve for recall related professional fees, decreased primarily as we paid for previously accrued costs.

         Net cash used in investing activities for fiscal 2000 was $3.7 million. The decrease consisted primarily of the sale of short-term investments offset by capital expenditures for data processing and computer hardware and software, production equipment at the Dinuba plant, display coolers and by cash costs of the Fresh Samantha acquisition, representing primarily professional fees.

         Net cash provided by financing activities for fiscal 2000 was $1.4 million. This consisted principally of proceeds from the sale of common stock in a private placement at the time of the Fresh Samantha acquisition offset by payments of debt acquired from Fresh Samantha and payment of long-term debt and capital lease obligations.

         We had purchase commitments for the future delivery of raw materials as of September 2, 2000, approximately $2.5 million of which are under contracts and are expected to be completed by January 2002.

         We've used, and expect to continue to use, both operating and capital lease financing to obtain refrigeration coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. If we don't obtain adequate lease or other financing, our inability to obtain needed equipment may negatively impact our operations. At September 2, 2000, we owed $1.1 million for capital lease obligations, primarily related to leasing of production equipment, computer equipment and vehicles.

         In September 1999, we entered into a Revolving Credit Agreement with a new lender and paid the balance then outstanding under, and terminated, our prior security agreement. The Credit Agreement, which was further amended in April 2000 in connection with the Fresh Samantha acquisition, provides borrowing under a revolving credit facility up to $10.0 million. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. The Credit Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the Credit Agreement. The interest rate paid as of September 2, 2000 was 10.5%. The Credit Agreement has a three-year term. As of September 2, 2000, we were not in compliance with one covenant as we had exceeded the capital asset acquisition limitation included in the Credit Agreement. We requested our lender to waive the specific September 2, 2000 covenant violation and, in November 2000, the lender granted the requested waiver.

         The increased costs associated with integrating Fresh Samantha, our plans to invest in new products and certain new market areas, and general corporate needs may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

         Based upon information currently available, we believe that our existing cash and cash equivalents and our current and anticipated borrowing capability will be adequate to meet our obligations as they become due in the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at September 2, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information about the Company's directors and executive officers as of November 21, 2000 is listed below. The remaining information required by this Item 10 is incorporated by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the Annual Meeting of Shareholders to be held February 6, 2001.

Name                                      Age    Position
----                                      ---    --------
D. Stephen C. Williamson                  42     Chairman of the Board and Chief Executive Officer
Doug Levin                                39     President
James R. Steichen                         50     Senior Vice President, Finance and Chief Financial Officer
Linda A. Frelka                           39     Vice President, Quality Assurance
Theodore R. Leaman III                    44     Vice President, Manufacturing
Karen Lucas                               36     Vice President, Marketing and West Coast Sales
Susan M. Kirmayer                         42     Vice President, Human Resources
John E. Stankiewicz                       42     Vice President, East Coast Sales
Andrew B. Balson (2)                      34     Director
Richard L. Grubman  (1)(2)                38     Director
Ellis B. Jones (1)                        46     Director
Mark E. Nunnelly                          42     Director
Juan I. Prado                             40     Director
Craig H. Sakin (1)(2)                     40     Director

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

         DOUG LEVIN as served as President since May 2000. Mr. Levin was a founder of Fresh Samantha in 1992 and has served in various positions, including Chief Executive Officer since April 1, 1994. Mr. Levin holds a B.A. degree in American Studies from Wesleyan University.

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

         KAREN LUCAS has served as Vice President, Marketing since August 1999 and as Vice President, Sales since August 2000. From December 1997 to August 1999, Ms. Lucas was Director of Marketing for Oberto Company. Ms. Lucas was Senior Marketing Manager at Starbucks Corporation from January 1996 until December 1997 and was Senior Brand Manager, Marketing at Chiquita Brands International, Inc. from September 1991 to January 1996. Ms. Lucas has a B.S. degree in Marketing from Miami University.

         JOHN E. STANKIEWICZ has served as Vice President, East Coast Sales since August 2000. Prior to that, Mr. Stankiewicz served as the Vice President, Finance for Fresh Samantha since September 1998. From January 1997 until August 1998, Mr. Stankiewicz served as the Financial Controller for EJ Prescott, Inc., a privately held distribution company. From January 1995 until December 1996, Mr. Stankiewicz served as Corporate Controller for C. Cowles and Co., a privately held manufacturing company. Mr. Stankiewicz has a B.S. degree in finance from Northeastern University.

         ANDREW B. BALSON has served as a director of the Company since May 2000. Mr. Balson has been a Principal of Bain Capital, Inc. since June 1998 and had been an Associate at Bain Capital since November 1996. Prior to this, Mr. Balson was a consultant with Bain & Company since August 1994. Mr. Balson is also a director of Domino's Pizza, Inc.

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

         ELLIS B. JONES has served as a director of the Company since May 2000. Mr. Jones currently serves as Managing Director of Wasserstein Perella & Co., Inc. and President of Wasserstein Perella Asset Management, the firm's merchant banking and venture capital businesses. Prior to joining Wasserstein Perella in February 1995, Mr. Jones was Managing Director/Head of Los Angeles Corporate Finance at Salomon Brothers, Inc. from 1989 through 1994. Mr. Jones graduated from the Yale School of Management and the University of California at Berkeley. He currently serves as a director for a number of privately held companies. has served as a director of the Company since May 2000.

         MARK E. NUNNELLY has served as a director of the Company since May 2000. Mr. Nunnelly has been a Managing Director of Bain Capital since 1990. Prior to that time, Mr. Nunnelly was a partner at Bain & Company and was employed by Procter & Gamble Company Inc. in product management. Mr. Nunnelly serves on the board of directors of several companies, including Domino's Pizza, eCredit.com, Modus Media, Stream International, Inc., Advanced Telecommunications, Inc. and DoubleClick, Inc.

         JUAN I. PRADO has served as a director of the Company since August 2000. Mr. Prado has served as Chairman and CEO of Promisant Ltd., a provider of internet financial services since March 1999. Prior to this, Mr. Prado served as a senior officer of the Coca-Cola Company's Latin American Group since 1991. Mr. Prado received an MBA from The Wharton School, an MA in languages and international studies from The University of Pennsylvania, and a B.S. in industrial engineering from Tufts University.

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


ITEM 11.    EXECUTIVE COMPENSATION

         This information is incorporated by reference to the description under the caption "Election of Directors" and "Executive Compensation" in Odwalla's Proxy Statement for the Annual Meeting of Shareholders to be held February 6, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference to the description under the caption "Election of Directors" and "Principal Stockholders" in Odwalla's Proxy Statement for the Annual Meeting of Shareholders to be held February 6, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference to the description under the caption "Certain Relationships and Related Transactions" in Odwalla's Proxy Statement for the Annual Meeting of Shareholders to be held February 6, 2001.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

                                                                        PAGE
                                                                       ------
     Report of independent accountants...................................25
     Consolidated Balance Sheets, August 28, 1999 and September 2, 2000..26
     Consolidated Statements of Operations, three years in the period ended September 2, 2000.........................................27
     Consolidated Statements of Changes in Shareholders' Equity,
         three years in the period ended September 2, 2000...............28
     Consolidated Statements of Cash Flows, three years in the period ended September 2, 2000.........................................29
     Notes to Consolidated Financial Statements..........................30

    EXHIBIT
    NUMBER                              DESCRIPTION
    -------                             -----------
      3.1*         Amended and Restated Articles of Incorporation of the
                   Registrant.
      3.2***       Amended and Restated Bylaws of the Registrant.
      4.1#         Stock and Warrant Purchase Agreement dated January 7, 1999, together with certain exhibits thereto.
      10.1**       Form of Indemnity Agreement entered into between the
                   Registrant and its directors and officers.
      10.2*        Registrant's 1993 Stock Option Plan, as amended (and related stock option grant forms).
      10.6**       Promissory Note dated March 1, 1993 between the Registrant and Greg A. Steltenpohl.
      10.7**       Promissory Note dated March 1, 1993 between the Registrant and Bonnie Bassett Steltenpohl.
      10.9*        Registrant's 1994 Non-Employee Directors' Stock Option
                   Plan (and related stock option grant forms).
      10.15***     Revolving Credit Agreement dated September 3, 1999 between the Registrant and Imperial Bank
      10.16***     Amendment Agreement dated April 28, 2000 between Registrant and Imperial Bank.
      10.17***     Employment Agreement dated May 2, 2000 between Registrant
                   and Douglas L. Levin.
      10.18***     Stock Purchase  Agreement dated  February 11,  2000 between
                   Registrant,  U.S. Equity  Partners, L.P. and Catterton-Simon
                   Partners III, L.P.
      10.19***     Amendment No. 1 to the Stock Purchase Agreement dated
                   April 25,  2000 between  Registrant,  U.S. Equity Partners,
                   L.P., U.S. Equity Partners  (Offshore),  L.P.,
                   Catterton-Simon  Partners III, L.P., and BancBoston
                   Investments, Inc.
      10.20***     Shareholders Rights Agreement dated May 2, 2000 among
                   Registrant, Samantha Investors, LLC, and the shareholders of
                   Registrant and other persons named therein.
      10.21***     Preferred Stock Conversion Agreement dated as of April 24,
                   2000, between Registrant and Catterton-Simon Partners III,
                   L.P.
      10.22***     Letter  Agreement, dated May 1, 2000, from Bain Capital
                   Fund VI, L.P., to Registrant and Catterton-Simon Partners
                   III, L.P.
      10.23##      Agreement and Plan of Merger dated February 2, 2000 by and among Registrant, Fresh Samantha, Inc., and Orange
                   Acquisition Sub, Inc.
      21.1         Subsidiaries of the Registrant
      23.1         Consent of independent accountants
      27.1         Financial Data Schedule

----------
* Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended August 31, 1994, as filed with the SEC.

** Incorporated by reference to Registrant's Registration Statement on Form SB-2, SEC File No. 33-71530-LA, as filed with the SEC on November 9, 1993, as amended.

*** Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-23036) filed with the Securities and Exchange Commission on May 10, 2000 and incorporated herein by reference.

# Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended November 28, 1998.

## Filed as an exhibit to the Registrant's definitive Proxy Statement (File No. 0-23036) filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K.

         The Company also filed a Current Report on Form 8-K/A (File No. 0-23036) with the Securities and Exchange Commission on July 14, 2000. The Form 8-K/A report contained financial information under Item 2 and item 7, and included financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Odwalla, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Odwalla, Inc. and its subsidiary at September 2, 2000 and August 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 2, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Francisco, California
November 13, 2000

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    AUGUST 28,     SEPTEMBER 2,
                                                                                       1999            2000
                                                                                   ------------    ------------
Current assets
     Cash and cash equivalents                                                     $      2,581    $      3,374
     Short term investments                                                               4,788           2,018
     Trade accounts receivable, less allowance for doubtful
         accounts and product returns of $631 and $1,436                                  6,072          11,599
     Inventories                                                                          3,718           6,705
     Prepaid expenses and other current assets                                            1,820           2,357
     Deferred tax asset, current                                                          1,358           2,265
                                                                                   ------------    ------------
            Total current assets                                                         20,337          28,318
                                                                                   ------------    ------------
Plant, property and equipment, net                                                       12,587          20,011
                                                                                   ------------    ------------
Other assets
     Intangible assets, net                                                               1,117          35,091
     Covenants not to compete, net                                                          497             393
     Deferred tax asset, non-current                                                        520           4,864
     Other noncurrent assets                                                                247             677
                                                                                   ------------    ------------
                Total other assets                                                        2,381          41,025
                                                                                   ------------    ------------
                Total assets                                                       $     35,305    $     89,354
                                                                                   ============    ============
Current liabilities
     Accounts payable                                                              $      6,876    $      9,139
     Accrued payroll and related items                                                    1,142           2,328
     Line of credit                                                                       2,319           1,950
     Other accruals                                                                       2,126           2,574
     Income taxes payable                                                                     -              24
     Current maturities of capital lease obligations                                         28             372
     Current maturities of long-term debt                                                   172             219
                                                                                   ------------    ------------
            Total current liabilities                                                    12,663          16,606
Capital lease obligations, less current maturities                                           15             735
Long-term debt, less current maturities                                                     673             390
Deferred tax liability                                                                        -          10,296
Other                                                                                         -             655
                                                                                   ------------    ------------
Total liabilities                                                                        13,351          28,682
                                                                                   ------------    ------------
Commitments and contingencies (Note 4)

Mandatorily redeemable and convertible preferred stock
     Series A, no par value, shares authorized, 5,000,000; shares issued and outstanding, 1,033,333 in 1999.  Liquidation preference minimum,
         $8,600,000 at August 28, 1999                                                    7,505               -
                                                                                   ------------    ------------
Shareholders' equity
     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 5,125,000 and  11,033,000                               29,750          72,948
     Additional paid-in capital                                                              62               -
     Accumulated deficit                                                                (15,363)        (12,276)
                                                                                   -------------   -------------
Total shareholders' equity                                                               14,449          60,672
                                                                                   ------------    ------------
Total liabilities and shareholders' equity                                         $     35,305    $     89,354
                                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED
                                                              --------------------------------------------------
                                                                 1998                1999               2000
                                                              ----------          ----------          ----------
Net sales                                                     $   59,088          $   68,042          $   93,450

Cost of sales                                                     29,236              35,542              47,477
                                                              ----------          ----------          ----------

    Gross profit                                                  29,852              32,500              45,973
                                                              ----------          ----------          ----------

Operating expenses
    Sales and distribution                                        20,445              24,254              31,815
    Marketing                                                      2,696               2,908               2,795
    General and administrative                                     6,710               7,449               9,616
    Amortization of intangible assets from Fresh
      Samantha acquisition                                             -                   -                 711
    Recall and related costs                                       1,242                 250                   -
                                                              ----------          ----------          ----------

            Total operating expenses                              31,093              34,861              44,937
                                                              ----------          ----------          ----------

Income (loss) from operations                                     (1,241)             (2,361)              1,036

Proceeds from insurance settlement, net of legal fees                  -                   -               5,458
Series A preferred stock inducement expense                            -                   -              (1,587)
Other (expense) income, net                                         (163)                (40)               (112)
                                                              -----------         -----------         -----------

Income (loss) before income taxes                                 (1,404)             (2,401)              4,795

Income tax benefit (expense)                                          25                 359              (1,140)
                                                              ----------          ----------          -----------

Net income (loss)                                                 (1,379)             (2,042)              3,655

Preferred stock dividend                                               -                (267)               (568)
                                                              ----------          -----------         -----------

Net income (loss) applicable to common shareholders           $   (1,379)         $   (2,309)         $    3,087
                                                              ===========         ===========         ==========

Basic net income (loss) applicable to common
    shareholders per share                                    $   (0.27)          $   (0.45)          $     0.44
                                                              ==========          ==========          ==========

Shares used in per share amounts                                   5,045               5,098               7,074
                                                              ==========          ==========          ==========

Diluted net income (loss) applicable to common
    shareholders  per share                                   $   (0.27)          $   (0.45)          $     0.43
                                                              ==========          ==========          ==========

Shares used in per share amounts                                   5,045               5,098               7,134
                                                              ==========          ==========          ==========

          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           Common Stock
                                                      ---------------------       Additional      Accumulated
                                                        Shares         Amount   Paid-in Capital     deficit      Total
                                                       -------    ---------     ---------------   -----------   -------
Balance, September 1, 1997                               5,024    $  29,310                      $(11,675)      $  17,635

   Exercise of common stock options                         37          189                             -             189
   Net loss for the year                                     -            -                        (1,379)         (1,379)
                                                        ------    ---------                      --------       ---------

Balance, August 29, 1998                                 5,061       29,499                       (13,054)         16,445

   Exercise of common stock options                         64          251                             -             251
   Issuance of stock warrants in connection with
      preferred stock                                        -            -     $   62                  -              62
   Preferred Stock dividend                                  -            -          -               (267)           (267)
   Net loss for the year                                     -            -          -             (2,042)         (2,042)
                                                        ------    ---------     ------           --------       ---------

Balance, August 28, 1999                                 5,125       29,750         62            (15,363)         14,449

   Issuance of common stock to holders of Fresh Samantha
      stock at time of acquisition                       3,612       27,475          -                  -          27,475
   Conversion of Series A convertible preferred stock
      in connection with acquisition of Fresh Samantha   1,075        8,073          -                  -           8,073
   Issuance of common stock to Series A preferred
      shareholder as inducement to convert stock           259        1,649        (62)                 -           1,587
   Issuance of common stock in private placement           961        6,000          -                  -           6,000
   Exercise of common stock options                          1            1          -                  -               1
   Preferred Stock dividend                                  -            -          -               (568)           (568)
   Net income for the year                                   -            -          -              3,655           3,655
                                                        ------    ---------     ------           --------       ---------

Balance, September 2, 2000                              11,033    $  72,948     $    -           $(12,276)      $  60,672
                                                        ======    =========     ======           ========       =========



          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED
                                                              --------------------------------------------------
                                                                 1998                1999                2000
                                                              ----------          ----------          ----------
Cash flows from operating activities
   Net income (loss)                                          $   (1,379)         $   (2,042)         $    3,655
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                              2,084               2,130               3,072
         Amortization                                                251                 220                 933
         US government settlement                                  1,242                   -                   -
         Deferred taxes                                              (25)               (348)                937
         Preferred stock inducement expense                            -                   -               1,587
         Gain on sale of assets                                      (50)               (141)                (44)
         Changes in assets and liabilities
            Trade accounts receivable                               (881)               (581)             (2,819)
            Inventories                                              866                (675)             (1,599)
            Refundable income taxes                                  660                   -                   -
            Prepaid expenses and other current assets                (98)               (844)               (454)
            Other noncurrent assets                                   77                  81                (270)
            Accounts payable                                         (57)              1,537              (1,668)
            Accrued payroll and related items                       (172)                 51                 345
            Other accrued liabilities                             (1,001)               (837)             (1,280)
            Other noncurrent liabilities                               -                   -                 644
            Income taxes payable                                       -                   -                  24
                                                              ----------          ----------          ----------
Net cash provided by (used in) operating activities                1,517              (1,449)              3,063
                                                              ----------          -----------         ----------
Cash flows from investing activities
   Capital expenditures                                           (1,391)             (2,291)             (5,344)
   (Purchase) proceeds from short-term investments, net            1,008              (4,788)              2,770
   Net cash costs of Fresh Samantha acquisition                        -                   -              (1,239)
   Proceeds from sale of assets                                      130                 673                 146
                                                              ----------          ----------          ----------
Net cash used in investing activities                               (253)             (6,406)             (3,667)
                                                              -----------         -----------         -----------
Cash flows from financing activities
   Principal payments under long-term debt                          (301)               (457)               (294)
   Net borrowings under line of credit                                31                 274                (369)
   Payments of obligations under capital leases                     (209)               (123)               (114)
   Issuance of mandatorily redeemable and convertible
       preferred stock                                                 -               7,300                   -
   Payment of debt acquired from Fresh Samantha                        -                   -              (3,827)
   Sale of common stock                                              189                 251               6,001
                                                              ----------          ----------          ----------
Net cash provided by (used in) financing activities                 (290)              7,245               1,397
                                                              -----------         ----------          ----------

Net increase (decrease) in cash and cash equivalents                 974                (610)                793

Cash and cash equivalents, beginning of period                     2,217               3,191               2,581
                                                              ----------          ----------          ----------

Cash and cash equivalents, end of period                      $    3,191          $    2,581          $    3,374
                                                              ==========          ==========          ==========



          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company. Odwalla's business is to provide easy access to great tasting nourishment. We are the nation's leading branded super-premium beverage company, delivering nourishment coast to coast with the Odwalla and Samantha lines of more than 45 all natural juices, smoothies, dairy-free shakes, spring water and natural food bars.

   Basis of presentation and principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries Fresh Samantha, Inc., Fresh Samantha Juice Bars, Inc. (collectively, Fresh Samantha) and Odwalla Canada, Inc. The accounts of Fresh Samantha are included since May 2, 2000, the date of acquisition. We have eliminated all significant intercompany balances and transactions. Beginning September 1, 1997, we changed our annual reporting periods to the 52 or 53 week period ending on the Saturday nearest August 31. The year ended September 2, 2000 contains 53 weeks. The change doesn't materially impact the comparability of information presented in these financial statements. All references to years refer to the Company's fiscal year. In these financial statements, our fiscal years ended August 29, 1998, August 28, 1999 and September 2, 2000.

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

                                           AUGUST 28,         SEPTEMBER 2,
                                              1999                2000
                                          -----------         ------------
   Cash and cash equivalents:
      Cash                                $       249           $    2,277
      Cash equivalents                          2,332                1,097
                                          -----------           ----------
                                          $     2,581           $    3,374
                                          ===========           ==========

   Short term investments
      U. S. government securities         $     4,788           $        -
      Corporate obligations                         -                2,018
                                          -----------           ----------
                                          $     4,788           $    2,018
                                          ===========           ==========

   Interest earned on cash, cash equivalents and short-term investments was $278,000 and $268,000 in 1999 and 2000.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Our inventories consist of the following (in thousands):

                                     AUGUST 28,     SEPTEMBER 2,
                                           1999             2000
                                    ------------    ------------
   Raw materials                     $    2,433      $    4,276
   Packaging supplies and other             629             944
   Finished product                         656           1,485
                                     ----------      ----------

      Total                          $    3,718      $    6,705
                                     ==========      ==========

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

   Estimated useful lives that we use are as follows:

                  Buildings and building improvements ..........................    7 to 35 years
                  Leasehold improvements........................................    3 to 15 years
                  Machinery and equipment.......................................    3 to 15 years
                  Vehicles......................................................          5 years
                  Other.........................................................     3 to 7 years

         Property and equipment consisted of the following (in thousands):

                                                              AUGUST 28,         SEPTEMBER 2,
                                                                    1999                 2000
                                                             -----------          -----------
      Land                                                    $      618          $      618
      Buildings and building improvements                          7,220               7,244
      Leasehold improvements                                       1,397               2,314
      Machinery and equipment                                      7,370              14,018
      Vehicles                                                       762                 997
      Computer and data processing                                 2,242               4,019
      Other                                                        1,726               1,619
                                                              ----------          ----------
                                                                  21,335              30,829
      Less accumulated depreciation and amortization              (8,748)            (10,818)
                                                              -----------         -----------

      Plant, property and equipment, net                      $   12,587          $   20,011
                                                              ==========          ==========

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Intangible assets and covenants not to compete. Working with third parties, we evaluate the fair value of intangible assets that we acquire. We record goodwill when the cost of net assets we acquire exceeds their fair value. Intangible assets and goodwill are amortized on a straight-line basis over their estimated life. We regularly perform reviews to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If there is impairment in the future, we will measure the amount of the loss based on undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

    We entered into covenants not to compete when we acquired certain businesses. The cost is amortized on a straight-line basis over the life of the agreements.

   Goodwill and covenants not to compete consisted of the following (in thousands):

                                                              AUGUST 28,         SEPTEMBER 2,   ESTIMATED LIFE
                                                                    1999                 2000       (IN YEARS)
                                                             -----------          -----------  ---------------
      Goodwill                                                $    1,620          $   10,642          15 - 20
      Trade name                                                       -              21,980               20
      Customer list                                                    -               3,790                5
                                                              ----------          ----------
                                                                   1,620              36,412
      Accumulated amortization                                      (503)             (1,321)
                                                              ----------          ----------
      Net                                                     $    1,117          $   35,091
                                                              ==========          ==========

      Covenants not to compete                                $      990          $      890               10
      Accumulated amortization                                      (493)               (497)
                                                              ----------          ----------
      Net                                                     $      497          $      393
                                                              ==========          ==========

    Concentration of credit risk. Odwalla operates a multi-faceted business, both manufacturing and distribution. Many circumstances could have an unfavorable impact on our operating results. Examples include unfavorable weather impact on raw materials, changes in government regulations, changes in consumer demands or the emergence of significant competitors. A large portion of our business and our customers are currently concentrated in Northern California.

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

    One customer represented approximately 13%, 13% and 11% of sales in 1998, 1999, and 2000.

    Revenue recognition. We recognize sales when products are delivered to our customers. Most of our sales are through our own direct-store-delivery or direct-store-delivery system. We usually guarantee that sales through our direct-store-delivery system will be sold to consumers and we record a reserve for products estimated to be returned. Most of our sales to independent distributors are not guaranteed. We implemented the guidance in EITF 00-14, Accounting for Certain Sales Incentives, which does not represent a change from our existing accounting policies. Accordingly, any cash sales incentives are classified as a reduction of revenue.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:


                                                                                   YEAR ENDED
                                                                     -----------------------------------
                                                                          1998        1999         2000
                                                                     ----------    ---------   ---------
    Basic:
      Weighted average common shares outstanding                          5,045        5,098       7,074
      Net income (loss)                                              $   (1,379)   $  (2,042)  $   3,655
      Net income (loss) attributable to common shareholders          $   (1,379)   $  (2,309)  $   3,087
      Per share amount, attributable to common shareholders          $    (0.27)   $   (0.45)  $    0.44

    Diluted:
      Weighted average common shares outstanding                          5,045        5,098       7,074
      Common equivalent shares                                                -            -          60
      Shares used in per share amounts                                    5,045        5,098       7,134
      Net income (loss)                                              $   (1,379)   $  (2,042)  $   3,655
      Net income (loss) attributable to common shareholders          $   (1,379)   $  (2,309)  $   3,087

      Per share amount, attributable to common shareholders          $    (0.27)    $  (0.45)  $    0.43

         We had no dilutive common equivalent shares during fiscal 1998 or 1999 due to the reported net loss.

         Reclassifications. To conform with new classifications in our fiscal 2000 financial statement presentation, we reclassified certain prior year expenses. The primary reclassification was an increase ($163,000 for fiscal 1998 and $198,000 for the fiscal 1999) in sales and distribution costs and a corresponding decrease in general and administrative expenses. We also reclassified certain accounts on the balance sheet which increased prepaid expenses and other assets at August 28, 1999 by $290,000 and decreased property, plant and equipment by a corresponding amount.

2.   ACQUISITION AND RELATED MATTERS

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

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The total purchase price of approximately $29.0 million consisted of the issuance of 3,612,122 shares of Odwalla common stock with an estimated fair value of $27.5 million plus transaction costs of approximately $1.5 million, consisting principally of professional fees. The purchase price of $29.0 million plus $1.7 million in net assumed liabilities and $3.8 million in acquired deferred tax asset, net of a $10.2 million deferred tax liability and the release of a deferred tax valuation allowance of $2.3 million recorded in accordance with Statement of Financial Accounting Standards No. 109, resulted in total intangible assets related to the Fresh Samantha acquisition of $34.8 million. After evaluating the nature of the intangible assets acquired, the acquisition cost was allocated as follows (amounts in thousands):

           Trade name .....................................       $   21,980
           Customer list...................................            3,790
           Goodwill........................................            9,022
                                                                  ----------
                                                                  $   34,792

         The fair value of the common stock issued was determined using the average closing market price of Odwalla's common stock for several days before and after the merger announcement.

         The following unaudited pro forma financial information shows pro forma net revenue, net loss and net loss per share as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information includes the amortization of goodwill. The pro forma information is not necessarily indicative of operating results that might have been if the acquisition had taken place as of the beginning of each of the periods presented and may not be indicative of future operating results.

                                                       Year ended
                                              -----------------------------
                                                   1999             2000
                                              -----------       -----------
                                           (in thousands, except per share data)
                                                          (unaudited)
     Revenue                                  $    100,200      $   121,472
     Net loss                                      (10,550)            (462)

     Loss per share
         Basic                                $      (0.96)      $    (0.04)
         Diluted                              $      (0.96)      $    (0.04)

     Weighted average shares
         Basic                                      11,004           11,033
         Diluted                                    11,004           11,033

         We also issued shares of our common stock to three funds managed by Wasserstein Perella Group, Inc. and to Catterton-Simon Partners III, L.P. pursuant to a Stock Purchase Agreement dated as of February 11, 2000, and amended as of April 25, 2000, among Odwalla, U.S. Equity Partners, L.P. (representing the Wasserstein Perella funds), and Catterton-Simon Partners. We issued 800,641 shares of our common stock to the Wasserstein Perella funds on May 2, 2000 for an aggregate purchase price of $5.0 million. We also agreed, pursuant to the Stock Purchase Agreement, to issue an additional 160,128 shares of our common stock to Catterton-Simon Partners for an aggregate purchase price of $1.0 million, which was completed in late May 2000. In addition, under a Preferred Stock Conversion Agreement, dated as of February 11, 2000, between Odwalla and Catterton-Simon Partners, we issued 1,333,333 shares of our common stock to Catterton-Simon Partners in exchange for 1,074,666 shares of Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon Partners and cancellation of a warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simon Partners. The issuance of common stock to Catterton-Simon Partners as an inducement for early conversion was approved by Odwalla's shareholders on April 25, 2000. We recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A Stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the closing market price for our common stock at the date the shareholders approved the issuance.

3.       DEBT

LINE OF CREDIT

         In May 1997, we entered into a Loan and Security Agreement ("Security Agreement") with a lender which provided a revolving line of credit up to $5.0 million. Our borrowings were limited to 85% of eligible accounts receivable ("Receivable Line") plus up to $500,000 for new capital equipment ("Equipment Line"). Eligible accounts receivable were defined in the Security Agreement and generally represented all trade accounts receivable less balances that were delinquent. We paid monthly interest on borrowings at prime plus 1.5%. During 1999, we borrowed only under the Receivable Line. If we borrowed under the Equipment Line, we would pay interest only for the first three months and then pay monthly interest and principal payments using a 45 month amortization schedule.

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

         In September 1999, we entered into a Revolving Credit Agreement ("Credit Agreement") with a new lender and paid the balance then outstanding under, and terminated, the Security Agreement. The Credit Agreement provides a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred is selected by Odwalla at the inception of each loan and may be changed during the period in which the borrowed amount is outstanding in accordance with provisions included in the Credit Agreement. The interest rate paid as of September 2, 2000 was 10.5%. The initial term of the Credit Agreement was for three years.

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

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of September 2, 2000, we were not in compliance with one covenant as we had exceeded the capital asset acquisition limitation included in the Credit Agreement. We requested our lender to waive the specific September 2, 2000 covenant violation and, in November 2000, the lender granted the requested waiver.

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

         The following summarizes long-term debt (in thousands):

                                                                            AUGUST 28,   SEPTEMBER 2,
                                                                                  1999           2000
                                                                           -----------    -----------
         U.S. government obligation                                           $    845       $    581
         Other                                                                       -             28
                                                                              --------       --------
                                                                                   845            609
         Less current portion                                                      172            219
                                                                              --------       --------
                                                                              $    673       $    390
                                                                              ========       ========

4.       COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES

         Odwalla leases office space, branch distribution facilities, equipment and vehicles under various operating leases. These leases expire at various dates through 2007 and many facility leases contain renewal options. Most property leases require us to pay utilities, property taxes and common maintenance costs. Total operating lease rent expense was $5.5 million, $5.6 million and $6.2 million for the years ended in 1998, 1999 and 2000. Odwalla also leases some furniture, equipment and vehicles under capital leases expiring through 2004.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table lists property under capital leases by major classes (in thousands):

                                                                            AUGUST 28,   SEPTEMBER 2,
                                                                                  1999           2000
                                                                           -----------    -----------
             Machinery and equipment                                           $   183        $   488
             Vehicles                                                              108            232
             Computer and data processing                                           41            472
             Other                                                                   -             18
                                                                              --------        -------
                                                                                   332          1,210
             Less accumulated amortization                                        (267)          (124)
                                                                              ---------       --------

             Net leased equipment under capital leases                        $     65        $ 1,086
                                                                              ========        =======

             Future net minimum lease payments under existing capital and operating leases as of September 2, 2000, are as follows (in thousands):

                                                                            CAPITAL        OPERATING
             YEAR ENDING IN AUGUST                                           LEASES           LEASES
             ---------------------                                          -------         --------
             2001                                                           $  498          $  6,924
             2002                                                              440             4,810
             2003                                                              350             4,602
             2004                                                               79             3,617
             2005                                                                -             2,421
             Thereafter                                                          -             3,152
                                                                            ------          --------
                                                                             1,367          $ 25,528
                                                                                            ========
             Less amount representing interest                                (260)
                                                                            ------
             Present value of net minimum lease payments                     1,107
             Less current maturities                                          (372)
                                                                            ------
             Long-term portion                                              $  735
                                                                            ======

         We occasionally sublease all or portions of our leased facilities to third parties under sublease agreements. We earned $54,000, $26,000 and $9,000 under sublease agreements in 1998, 1999 and 2000.

RAW MATERIAL CONTRACTS

         We had purchase commitments for the future delivery of raw materials as of September 2, 2000, approximately $2.5 million of which are under contracts and are expected to be completed by January 2002.

RECALL AND RELATED COSTS

         On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall of all Odwalla products containing apple juice.

         Twenty-two personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Twenty of these claims and proceedings have been settled. In addition, approximately 600 other claims for damages resulting from the recall were presented to our insurance carrier and approximately 595 of those claims have been settled. We also received two claims in fiscal 1999 allegedly arising out of product consumption prior to the recall, which have both been settled. Settlement of the personal injury legal

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proceedings and claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate. Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

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

         Odwalla also incurred significant direct costs as a result of the recall. Under our arrangement with our insurance company, we pay a portion of the legal fees related to third party claims resulting from the recall and related claims. We originally established a $2.2 million charge to establish a liability for future professional fees related to the recall. The reserve for professional fees is an estimate, and there can be no assurance that the actual reserved liability established will be adequate. We reviewed this charge during fiscal 1998 and believed that the reserve established was adequate. In fiscal 1999, we reviewed available information, including recently filed claims, and added $250,000 to this reserve. We reviewed this charge in fiscal 2000 and believe that the remaining balance of the reserve established is reasonable. We will continue to assess this liability and will make appropriate adjustments if circumstances change. Approximately $800,000 of this reserve for professional fees remained at September 2, 2000.

         Odwalla maintains insurance coverage for product recall, product adulteration, lost income and other first party business risks. The claim we submitted to our insurance carriers for product recall costs and for business losses incurred due to the recall was denied for substantially all of the amounts claimed. On May 21, 1999, we filed a lawsuit in United States District Court for the Eastern District of California in Fresno, California, against New Hampshire Insurance Company to seek recovery on our business interruption insurance claim. On April 12, 2000, we entered into a Mutual Release and Settlement Agreement with the insurance company regarding the business interruption insurance claim. Under the Mutual Release and Settlement Agreement, the insurance company agreed to pay us $6.5 million and, in connection with the settlement, we dismissed our lawsuit against the insurance company. The proceeds from the insurance settlement were recorded net of legal fees of $1.0 million.

5.       MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

         Series A Preferred Stock. On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. ("Catterton-Simon"), a Delaware limited partnership, to sell 1,000,000 shares of Odwalla Series A Preferred Stock ("Series A Stock") at $8.00 per share. The Series A Stock received an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. All Series A Stock was convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or (iii) January 7, 2002. Holders of Series A Stock were entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividends, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expired in

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

seven years.

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

         As previously discussed, under a Preferred Stock Conversion Agreement, dated as of February 11, 2000, between Odwalla and Catterton-Simon Partners, we issued 1,333,333 shares of our common stock to Catterton-Simon Partners on May 2, 2000, in exchange for 1,074,666 shares of Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon Partners and cancellation of the warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-Simon Partners. The issuance of common stock to Catterton-Simon Partners as an inducement for early conversion was approved by Odwalla's shareholders on April 25, 2000. We recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A Stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the closing market price for our common stock at the date the shareholders approved the issuance.

         Preferred stock dividends recorded represent dividends declared by our Board of Directors, prior to the conversion, for the Series A shareholder. All dividends were paid in common stock.

5.       SHAREHOLDERS' EQUITY

         Warrants. A warrant for 4,640 shares of common stock at $3.23 per share was issued in 1993 in connection with lease financing. Those warrants expire in September 2000. We also issued two warrants in connection with the Series A Preferred Stock financing described above. One warrant, issued for 75,000 shares of common stock at $10.00 per share expiring in February 2006, was cancelled in connection with the conversion of the Series A Preferred Stock at the time of the Fresh Samantha acquisition as noted previously. The other warrant was issued for 24,806 shares of common stock at $6.45 per share expiring in February 2004. In 1997, we also issued a warrant for 7,000 shares of common stock at $12.50 per share (fair market value at issue date), which expires in May 2002, in connection with a loan agreement that has since expired.

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

         In April 1997, Odwalla's shareholders approved the 1997 Stock Incentive Plan ("1997 Plan") which replaced both the Stock Option Plan and the Directors' Plan. The 1997 Plan consists of three programs: (i) a Discretionary Option Grant Program ("Discretionary Program"), (ii) a Stock Issuance Program ("Stock Program"), and (iii) an Automatic Option Grant Program ("Automatic Program"). A total of 1,648,475 shares of common stock are reserved for issuance under the 1997 Plan, which includes all outstanding options under the Stock Option Plan and Directors' Plan. In April 2000, Odwalla's shareholders approved an additional 500,000 shares of common stock to be added to the 1997 Plan.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The activity under the above plans was as follows:


                                               SHARES AVAILABLE      OPTIONS      OPTION PRICE     WEIGHTED AVERAGE
                                                   FOR GRANT       OUTSTANDING      PER SHARE       PRICE PER SHARE
                                                   ---------       -----------      ----------      ---------------
         Balance at September 1, 1997                697,078          898,835        $3.33-$13.75        $8.59

         Options granted                            (491,915)         491,915        $7.88-$12.50       $10.36
         Options exercised                                 -          (35,182)       $3.90-$10.62        $5.38
         Options canceled                            114,919         (114,919)       $3.33-$13.75       $10.51
                                                    --------        ---------
         Balance at August 29, 1998                  320,082        1,240,649        $3.33-$13.75        $9.18

         Options granted                            (448,750)         448,750        $5.44-$10.06        $6.74
         Options exercised                                 -          (66,070)        $3.33-$3.90        $3.89
         Options canceled                            195,476         (195,476)       $3.33-$13.75       $10.42
                                                    --------        ---------
         Balance at August 28, 1999                   66,808        1,427,853        $3.33-$13.75        $8.56

         Additional shares reserved                  500,000                -
         Options granted                            (416,111)         416,111       $4.875-$7.125        $6.59
         Options exercised                                 -           (1,085)      $6.375-$7.125        $6.66
         Options canceled                            258,950         (258,950)       $3.33-$13.75        $9.11
                                                    --------        ---------
         Balance at September 2, 2000                409,647        1,583,929        $3.33-$13.75        $7.95
                                                    ========        =========

         We follow Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted. All options that we have granted were at exercise prices at or above fair market value of the common stock. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1998, 1999 and 2000 is not likely to be representative of the pro forma impact in future years.

         We have elected to use the Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable single measure of fair value of our employee stock options. Inputs used for the valuation model are as follows for 1998, 1999 and 2000: dividend yield of 0% for all years; expected volatility of 5.2%, 4.5% and 4.8%; risk-free interest rates of 6.1%, 5.4% and 6.0%; and expected lives approximating 5 years for all years.

         Had the fair value of the options been calculated in accordance with FAS 123, net income (loss) applicable to common shareholders would have been $(1,786,000), $(2,634,000) and $2,736,000 and basic net income (loss) per share applicable to common shareholders would have been $(0.35), $(0.52) and $0.39 for fiscal 1998, 1999 and 2000.

         There were 682,498, 790,940 and 976,081 options exercisable at the end of fiscal 1998, 1999 and 2000. The weighted average exercise price of options exercisable at the end of 1998, 1999 and 2000 was $8.05, $8.70 and $8.42 per share. At September 2, 2000, a total of approximately 2,148,475 shares of common stock have been reserved for issuance under the Company's stock option plans.

         The following table summarizes information about options outstanding at September 2, 2000:

                                            Weighted Average        Weighted                          Weighted
           Range of                              Remaining           Average                           Average
           Exercise           Number            Contractual         Exercise         Number           Exercise
             Price          Outstanding        Life (years)           Price        Exercisable          Price
             -----         ------------        ------------           -----       ------------          -----
        $3.33 - $6.75          679,623              7.5               $6.14           325,190           $5.79
       $6.875 - $10.25         582,933              7.6               $8.27           366,385           $8.61
      $10.625 - $13.75         321,373             4.26              $11.20           284,506          $11.19
                           -----------                                            -----------
                             1,583,929              6.9               $7.95           976,081           $8.42
                           ===========                                            ===========

6.       EMPLOYEE BENEFIT PLAN

         Odwalla matches 10% of each employee's contribution to our 401(k) Employee Benefit Plan ("Plan"). Odwalla contributions to the Plan approximated $45,000, $52,000 and $55,000 in 1998, 1999 and 2000.

7.       TAXES ON INCOME

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide a valuation allowance against certain deferred tax assets due to the uncertainty of whether we will ultimately realize their benefit.

         Deferred tax assets consist principally of the following (in thousands):

                                                                            AUGUST 28,    SEPTEMBER 2,
                                                                                  1999           2000
                                                                           -----------    -----------
            Reserves and accruals                                            $    901       $  1,938
            Net operating loss carryforward                                     4,873          4,744
            Tax credits                                                            62            152
            Property, plant and equipment                                        (234)           386
            Inventories                                                            25             75
            Other                                                                 293            170
                                                                             --------       --------
                                                                                5,920          7,465
            Less valuation allowance                                           (4,042)          (336)
                                                                             --------       --------
            Net deferred tax asset                                           $  1,878       $  7,129
                                                                             ========       ========

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred tax liability consist principally of the following (in thousands):

                                                              SEPTEMBER 2,
                                                                      2000
                                                              ------------
            Basis difference from acquisition                     $ 10,173
            Property, plant and equipment                              123
                                                                  --------
            Net deferred tax liability                            $ 10,296
                                                                  ========

            The basis difference from acquisition results from the Fresh Samantha acquisition. The acquisition was structured as a tax-free reorganization for income tax purposes. This results in intangible and other assets with a basis for accounting purposes, as the acquisition was accounted for using the purchase method, that does not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for that difference.

         The Company's effective tax rate differs from the federal statutory rate as follows:

                                                                                    YEAR ENDED
                                                                           ------------------------------
                                                                           1998        1999          2000
                                                                           ----       ------        -----
             Federal statutory tax rate                                    (34)%        (34)%         35%
             State income taxes                                             (5)          (5)           5
             Deferred tax asset valuation allowance                         12           25          (30)
             Permanent differences and other                                25           (1)          14
                                                                         --------      -------      ----
                                                                            (2)%        (15)%        24%
                                                                         ======= ===========  =========

         The permanent difference in fiscal 1998 results primarily from the settlement with the U.S. government described previously. The permanent difference in fiscal 2000 results primarily from the Series A preferred stock inducement expense.

Taxes on income consisted of the following (in thousands):

                                                                                    YEAR ENDED
                                                                         -----------------------------
                                                                         1998        1999         2000
                                                                         ----       ------       -----
             Current:
                  Federal                                              $     -     $      -     $    134
                  State                                                      -            -           28
                                                                       -------     --------     --------
                                                                             -            -          162
                                                                       -------     --------     --------

             Deferred:
                  Federal                                                  (68)        (860)       2,227
                  State                                                      3         (131)         164
                                                                       -------     --------     --------
                                                                           (65)        (991)       2,391
                                                                       -------     --------     --------

             Change in valuation allowance (see below)                      40          632       (1,413)
                                                                       -------     --------     --------

                                                                       $   (25)    $   (359)    $  1,140
                                                                       =======     ========     ========

         The valuation allowance was reduced from $4.0 million at the beginning of fiscal 2000 to $336,000 at the end of the year. The reduction consists of two components. The first component, shown above, represents the change that

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impacts taxes on income for fiscal 2000. The second component represents the portion of the valuation allowance, $2.3 million, that was reduced as part of the recording of the Fresh Samantha acquisition.

         At September 2, 2000, we had federal and state net operating loss carryforwards of $12.3 million and $8.2 million, respectively, which expire between 2002 and 2019.

8.       RELATED PARTY TRANSACTIONS

         We retained a board member for consulting services and incurred fees of $27,500 and $9,000 in 1998 and 1999. The board member resigned in May 2000.

9.       OTHER (EXPENSE) INCOME, NET

         Other (expense) income consisted of the following (in thousands):

                                                                                    YEAR ENDED
                                                                           ------------------------------
                                                                           1998         1999        2000
                                                                          ------       ------      ------
             Interest income                                             $   160       $  278     $    268
             Interest expense                                               (366)        (437)        (486)
             Other                                                            43          119          106
                                                                         -------       ------     --------

                                                                         $  (163)      $  (40)        (112)
                                                                         =======       ======     ========

             Included in other income for 1999 is a gain of $145,000 on the sale of land adjacent to our administrative offices in Half Moon Bay, California.

10.      ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PRODUCT RETURNS

         The following summarizes activity in the allowance for doubtful accounts and product returns for the years shown (in thousands):

                                                                                     YEAR ENDED
                                                                          -------------------------------
                                                                           1998         1999         2000
                                                                          ------       ------       -----
             Allowance for doubtful accounts and product returns,
                  beginning of year                                       $  592       $  588       $  631
             Allowance purchased with Fresh Samantha acquisition               -            -          295
             Bad debt expense and change in allowance for product
                  returns for the year                                       258          360        1,061
             Accounts receivable written off during the year                (262)        (317)        (551)
                                                                          ------       ------       ------

             Allowance for doubtful accounts and product returns,
                  end of year                                             $  588       $  631       $1,436
                                                                          ======       ======       ======

11.      SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOW

         Noncash investing and financing activities: In 1998, we entered into a settlement with the US government which requires us to pay $1.5 million over a five-year period. In 2000, we entered into capital lease obligations and acquired assets valued at $634,000 in addition to the assets valued at $535,000 that we acquired through the Fresh

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Samantha acquisition. The acquisition of Fresh Samantha in fiscal 2000 resulted from a non-cash transaction as discussed in Note 2 to the financial statements.

         Cash paid for interest in 1998, 1999 and 2000 was $315,000, $437,000, and $380,000. Income taxes paid in 1998, 1999 and 2000 was 41,000, $2,000 and
$145,000.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                                                 Net income (loss)    Basic and diluted
                                                                   attributable       net income (loss)
                          Net             Gross      Net income      to common     attributable to common
                        Sales            Profit          (loss)    shareholders    shareholders per share
                    ---------         ---------      ---------- ------------------ ----------------------
                                                                                                   Fully
                                                                                       Basic      Diluted
                                                                                   ---------    ---------
1998
----
1st Quarter         $  14,150         $   7,039      $    (175)       $   (175)     $ (0.03)    $  (0.03)
2nd Quarter            14,192             6,949           (274)           (274)       (0.05)       (0.05)
3rd Quarter            15,446             7,974            140             140         0.03         0.03
4th Quarter            15,300             7,889         (1,070)         (1,070)       (0.21)       (0.21)
                    ---------         ---------      ---------        --------

                    $  59,088         $  29,852      $  (1,379)       $ (1,379)     $ (0.27)    $  (0.27)
                    =========         =========      =========        ========      =======     ========

1999
----
1st Quarter         $  15,332         $   7,696      $    (479)       $   (479)     $ (0.09)    $  (0.09)
2nd Quarter            16,342             7,333           (817)           (817)       (0.16)       (0.16)
3rd Quarter            19,124             9,048           (279)           (279)       (0.05)       (0.05)
4th Quarter            17,244             8,419           (467)           (734)       (0.14)       (0.14)
                    ---------         ---------      ---------        --------

                    $  68,042         $  32,500      $  (2,042)       $ (2,309)     $ (0.45)    $  (0.45)
                    =========         =========      =========        ========      =======     ========

2000
----
1st Quarter         $  16,769         $   7,813      $    (725)       $   (938)     $ (0.18)    $  (0.18)
2nd Quarter            18,090             8,505           (266)           (479)       (0.09)       (0.09)
3rd Quarter            25,682            12,994          4,112           3,970         0.59         0.58
4th Quarter            32,909            16,661            534             534         0.05         0.05
                    ---------         ---------      ---------        --------

                    $  93,450         $  45,973      $   3,655        $  3,087      $  0.44     $   0.43
                    =========         =========      =========        ========      =======     ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2000.

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

SIGNATURE                                   TITLE                                       DATE

/s/ D. STEPHEN C. WILLIAMSON                Chairman of the Board and                November 29, 2000
----------------------------
D. Stephen C. Williamson                    Chief Executive Officer
                                            (Principal Executive Officer)

/s/ ANDREW B. BALSON                        Director                                 November 29, 2000
------------------------------------
Andrew B. Balson

/s/ RICHARD L. GRUBMAN                      Director                                 November 29, 2000
---------------------------
Richard L. Grubman

/s/ ELLIS B. JONES                          Director                                 November 29, 2000
------------------------------------
Ellis B. Jones

/s/ MARK E. NUNNELLY                        Director                                 November 29, 2000
---------------------------
Mark E. Nunnelly

/s/ JUAN I. PRADO                           Director                                 November 29, 2000
---------------------------
Juan I. Prado

/s/ CRAIG H. SAKIN                          Director                                 November 29, 2000
------------------------------------
Craig H. Sakin

/s/ JAMES R. STEICHEN                       Senior Vice President, Finance           November 29, 2000
------------------------------------        and Chief Financial Officer
James R. Steichen                           (Principal Financial and
                                            Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                              DESCRIPTION
    -------                             -----------
      3.1*         Amended and Restated Articles of Incorporation of the
                   Registrant.
      3.2***       Amended and Restated Bylaws of the Registrant.
      4.1#         Stock and Warrant Purchase Agreement dated January 7, 1999, together with certain exhibits thereto.
      10.1**       Form of Indemnity Agreement entered into between the
                   Registrant and its directors and officers.
      10.2*        Registrant's 1993 Stock Option Plan, as amended (and related stock option grant forms).
      10.6**       Promissory Note dated March 1, 1993 between the Registrant and Greg A. Steltenpohl.
      10.7**       Promissory Note dated March 1, 1993 between the Registrant and Bonnie Bassett Steltenpohl.
      10.9*        Registrant's 1994 Non-Employee Directors' Stock Option
                   Plan (and related stock option grant forms).
      10.15***     Revolving Credit Agreement dated September 3, 1999 between the Registrant and Imperial Bank
      10.16***     Amendment Agreement dated April 28, 2000 between Registrant and Imperial Bank.
      10.17***     Employment Agreement dated May 2, 2000 between Registrant
                   and Douglas L. Levin.
      10.18***     Stock Purchase  Agreement dated  February 11,  2000 between
                   Registrant,  U.S. Equity  Partners, L.P. and Catterton-Simon
                   Partners III, L.P.
      10.19***     Amendment No. 1 to the Stock Purchase Agreement dated
                   April 25,  2000 between  Registrant,  U.S. Equity Partners,
                   L.P., U.S. Equity Partners  (Offshore),  L.P.,
                   Catterton-Simon  Partners III, L.P., and BancBoston
                   Investments, Inc.
      10.20***     Shareholders Rights Agreement dated May 2, 2000 among
                   Registrant, Samantha Investors, LLC, and the shareholders of
                   Registrant and other persons named therein.
      10.21***     Preferred Stock Conversion Agreement dated as of April 24,
                   2000, between Registrant and Catterton-Simon Partners III,
                   L.P.
      10.22***     Letter  Agreement, dated May 1, 2000, from Bain Capital
                   Fund VI, L.P., to Registrant and Catterton-Simon Partners
                   III, L.P.
      10.23##      Agreement and Plan of Merger dated February 2, 2000 by and among Registrant, Fresh Samantha, Inc., and Orange
                   Acquisition Sub, Inc.
      21.1         Subsidiaries of the Registrant
      23.1         Consent of independent accountants
      27.1         Financial Data Schedule

----------

* Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended August 31, 1994, as filed with the SEC.
** Incorporated by reference to Registrant's Registration Statement on Form SB-2, SEC File No. 33-71530-LA, as filed with the SEC on November 9, 1993, as amended.
*** Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-23036) filed with the Securities and Exchange Commission on May 10, 2000 and incorporated herein by reference.
# Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended November 28, 1998.
## Filed as an exhibit to the Registrant's definitive Proxy Statement (File No. 0-23036) filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.