Form 10-Q
period 2000-12-02
ODWALLA INC
filed 2001-01-16
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 [ODWALLA LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

         California                               77-0096788
         ----------                               ----------
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

                                  Yes X  No
                                     ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, no par value                         11,040,141 shares
  --------------------------                         -----------------
          (Class)                              (Outstanding at January 8, 2001)

                                                                  [ODWALLA LOGO]

                                  ODWALLA, INC.

                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 2, 2000

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of September 2, 2000
                  and December 2, 2000.......................................  3

                  Consolidated Statements of Operations for the thirteen week periods ended November 27, 1999 and December 2, 2000.......  4

                  Consolidated Statements of Cash Flows for the thirteen week periods ended November 27, 1999 and December 2, 2000.......  5

                  Notes to Consolidated Financial Statements.................  6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................  9

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk. 19

Part II.  Other Information

     Item 1.      Legal Proceedings.......................................... 20

     Item 6.      Exhibits and Reports on Form 8-K........................... 20

                                                                 [ODWALLA LOGO]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 2,    DECEMBER 2,
                                                                                            2000           2000
                                                                                    ------------    -----------
Current assets

     Cash and cash equivalents                                                     $      3,374    $        909
     Short term investments                                                               2,018           2,997
     Trade accounts receivable, less allowance for doubtful
         accounts and product returns of $1,436 and $1,432                               11,599          12,977
     Inventories                                                                          6,705           6,905
     Prepaid expenses and other current assets                                            2,357           2,441
     Deferred tax asset, current                                                          2,265           2,199
                                                                                   ------------    ------------

            Total current assets                                                         28,318          28,428
                                                                                   ------------    ------------

Plant, property and equipment, net                                                       20,011          21,815
                                                                                   ------------    ------------

Other assets

     Intangible assets, net                                                              35,091          34,487
     Covenants not to compete, net                                                          393             371
     Deferred tax asset, non-current                                                      4,864           4,656
     Other noncurrent assets                                                                677             646
                                                                                   ------------    ------------
                Total other assets                                                       41,025          40,160
                                                                                   ------------    ------------

                Total assets                                                       $     89,354    $     90,403
                                                                                   ============    ============

Current liabilities

     Accounts payable                                                              $      9,139    $     10,737
     Accrued payroll and related items                                                    2,328           1,537
     Line of credit                                                                       1,950           1,950
     Other accruals                                                                       2,574           2,331
     Income taxes payable                                                                    24             367
     Current maturities of capital lease obligations                                        372             345
     Current maturities of long-term debt                                                   219             217
                                                                                   ------------    ------------

            Total current liabilities                                                    16,606          17,484

Capital lease obligations, less current maturities                                          735             626
Long-term debt, less current maturities                                                     390             387
Deferred tax liability                                                                   10,296          10,100
Other                                                                                       655             586
                                                                                   ------------    ------------

Total liabilities                                                                        28,682          29,183
                                                                                     ----------      ----------

Shareholders' equity

     Common stock, no par value, shares authorized, 15,000,000; shares
         issued and outstanding, 11,033,000 and  11,038,000                              72,948          72,978
     Accumulated deficit                                                                (12,276)        (11,758)
                                                                                   -------------   -------------

Total shareholders' equity                                                               60,672          61,220
                                                                                   ------------    ------------

Total liabilities and shareholders' equity                                         $     89,354    $     90,403
                                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]

                              ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THIRTEEN WEEKS ENDED
                                                            ---------------------------------
                                                            NOVEMBER 27,          DECEMBER 2,
                                                                    1999                 2000
                                                          --------------         ------------
Net sales                                                     $   16,769          $   31,442

Cost of sales                                                      8,956              14,857
                                                              ----------          ----------

    Gross profit                                                   7,813              16,585
                                                              ----------          ----------

Operating expenses

    Sales and distribution                                         6,227              11,029
    Marketing                                                        543               1,115
    General and administrative                                     1,884               2,817
    Amortization of intangible assets from Fresh
      Samantha acquisition                                             -                 577
                                                              ----------          ----------

            Total operating expenses                               8,654              15,538
                                                              ----------          ----------

Income (loss) from operations                                       (841)              1,047

Other (expense) income, net                                          (12)                (71)
                                                              -----------         -----------

Income (loss) before income taxes                                   (853)                976

Income tax benefit (expense)                                         128                (458)
                                                              ----------          -----------

Net income (loss)                                                   (725)                518

Preferred stock dividend                                            (213)                  -
                                                              -----------         ----------

Net income (loss) applicable to common shareholders           $     (938)         $      518
                                                              ===========         ==========

Basic net income (loss) applicable to common
    shareholders per share                                    $   (0.18)          $     0.05
                                                              ==========          ==========

Shares used in per share amounts                                   5,125              11,035
                                                              ==========          ==========


Diluted net income (loss) applicable to common
    shareholders  per share                                   $   (0.18)          $     0.05
                                                              ==========          ==========

Shares used in per share amounts                                   5,125              11,332
                                                              ==========          ==========

           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]


                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            THIRTEEN WEEKS ENDED
                                                                        -----------------------------
                                                                        NOVEMBER 27,      DECEMBER 2,
                                                                                1999             2000
                                                                      --------------   --------------
Cash flows from operating activities
   Net income (loss)                                                      $     (725)        $    518
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                                            545            1,199
         Amortization                                                             41              632
         Deferred taxes                                                         (131)              79
         Changes in assets and liabilities:
            Trade accounts receivable                                            117           (1,378)
            Inventories                                                         (150)            (200)
            Prepaid expenses and other current assets                           (158)             (84)
            Other noncurrent assets                                              133               25
            Accounts payable                                                     305            1,598
            Accrued payroll and related items                                    326             (791)
            Other accruals                                                      (526)            (244)
            Income taxes payable                                                   -              344
            Other long-term liabilities                                            -              (68)
                                                                          ----------         ---------
Net cash provided by (used in) operating activities                             (223)           1,630
                                                                          ----------          --------

Cash flows from investing activities
   Capital expenditures                                                       (1,616)          (3,003)
   Proceeds from sale (purchase) of short-term investments                       451             (980)
                                                                          -----------        ---------
Net cash used in investing activities                                         (1,165)          (3,983)
                                                                          -----------        ---------

Cash flows from financing activities
   Principal payments under long-term debt and capital leases                    (94)            (142)
   Net payments under line of credit                                            (819)               -
   Sale of common stock                                                            1               30
                                                                          ----------         --------
Net cash used in financing activities                                           (912)            (112)
                                                                          -----------        ---------

Net decrease in cash and cash equivalents                                     (2,300)          (2,465)

Cash and cash equivalents, beginning of period                                 2,581            3,374
                                                                          ----------         --------

Cash and cash equivalents, end of period                                  $      281         $    909
                                                                          ==========         ========

           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiaries ("Odwalla" or "Company") at December 2, 2000 and the related consolidated statements of operations and of cash flows for the thirteen week periods ended for each of November 27, 1999 and December 2, 2000 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended September 2, 2000 appearing in Odwalla's 2000 Annual Report on Form 10-K.

     The Statement of Operations includes the results of Fresh Samantha, a wholly owned subsidiary, since its acquisition on May 2, 2000.

2.   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   We consider all investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are reported at amortized cost, which approximates fair value.

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                             September 2,        December 2,
                                                                     2000               2000
                                                               ----------     --------------
          Raw materials                                        $    4,276       $      4,040
          Packaging supplies and other                                944              1,171
          Finished product                                          1,485              1,694
                                                               ----------       ------------

                                                               $    6,705       $      6,905
                                                               ==========       ============

4.   PLANT, PROPERTY AND EQUIPMENT

       Plant, property and equipment consist of the following (in thousands):

                                                             September 2,        December 2,
                                                                     2000               2000
                                                              -----------     --------------
          Land                                                 $      618       $        618
          Buildings and building improvements                       7,244              7,244
          Leasehold improvements                                    2,314              2,375
          Machinery and equipment                                  14,018             16,302
          Vehicles                                                    997              1,010
          Data processing equipment                                 4,019              4,621
          Other                                                     1,619              1,662
                                                               ----------       ------------
                                                                   30,829             33,832
          Less accumulated depreciation and amortization          (10,818)           (12,017)
                                                               ----------       ------------
                                                               $   20,011       $     21,815
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

    The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                                            THIRTEEN WEEKS ENDED
                                                                        -----------------------------
                                                                        NOVEMBER 27,      DECEMBER 2,
                                                                            1999             2000
                                                                           ------           -----
    Basic:
      Weighted average common shares outstanding                             5,125         11,035
      Net income (loss)                                                  $    (725)      $    518
      Net income (loss) attributable to common shareholders              $    (938)      $    518
      Per share amount, attributable to common shareholders              $   (0.18)      $   0.05

    Diluted:
      Weighted average common shares outstanding                             5,125         11,035
      Common equivalent shares                                                   -            297
      Shares used in per share amounts                                       5,125         11,332
      Net income (loss)                                                  $    (725)      $    518
      Net income (loss) attributable to common shareholders              $    (938)      $    518

      Per share amount, attributable to common shareholders              $   (0.18)      $   0.05

    We had no dilutive common equivalent shares during the thirteen week period ended November 27, 1999 due to the reported net loss.

         Holders of 1,033,333 shares of Series A Preferred Stock ("Series A Stock") at November 27, 1999 were entitled to a receive an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. For the thirteen week period ended November 27, 1999, we adjusted net income by $213,000 to arrive at net income attributable to common shareholders. In connection with the purchase of Fresh Samantha in May 2000, the Series A Stock was converted into common stock as of the effective date of the Fresh Samantha acquisition.

6.       LINE OF CREDIT

         As of December 2, 2000, we had exceeded the capital asset acquisition limitation covenant included in the Credit Agreement. We requested our lender to waive the specific December 2, 2000 covenant violation and, in January 2001, the lender granted the requested waiver.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       SUBSEQUENT EVENTS

         On December 14, 2000, Odwalla announced that Doug Levin, Founder and CEO of Fresh Samantha, was leaving the company after helping to complete the successful merger of Odwalla and Fresh Samantha. On January 11, 2001, Odwalla announced the relocation of Fresh Samantha production to southern Florida in a new state of the art production facility to be operational in late 2001. The move will result in the closure of the Saco, Maine production facility. The company expects the impact of the above announcements to result in a $3.0 to $3.5 million charge to operations in the second quarter. During the second quarter, we will evaluate the appropriate charges resulting from these subsequent events. With this charge anticipated, Odwalla believes it will report a net loss for the second quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-Q, including in this Item 2 - Other factors affecting Odwalla's business. Investors should read all of these risks carefully . Investors should also refer to Odwalla's Annual Report on Form 10-K for the year ended September 2, 2000 and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 14); competition (page
18); our dependence on significant trade partners (page 15); government regulations that may impact our business (page 15); the specific risk factors discussed on pages 13 to 19; legal proceedings (page 20); and our financial statements and related notes included in that Annual Report on Form 10-K and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

         Odwalla's business is to provide easy access to great tasting nourishment. We are the nation's leading branded super-premium beverage company, delivering nourishment coast to coast with the Odwalla and Samantha lines of more than 45 all natural juices, smoothies, dairy-free shakes, spring water and natural food bars. Our beverage product lines appeal to many consumers because of the superior taste of minimally processed beverages and greater nutritional value compared to juice from concentrate or with artificial flavors. When we refer to "Odwalla," we mean Odwalla, Inc. and our wholly owned subsidiary, Fresh Samantha, Inc. When we refer to "Samantha," we mean the branded products of Fresh Samantha, Inc.

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

         Odwalla's sourcing procedures and production methods enable us to create products with high nutritional and flavor quality. The distribution of our products through both our own and other direct-store-delivery systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to thousands of retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores, on-line grocers and food service operators through our direct-store-delivery system.

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

         We completed our acquisition of Fresh Samantha on May 2, 2000, and the financial information presented herein includes the operations of Fresh Samantha since the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

RESULTS OF OPERATIONS

         The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen week periods ended for each of November 27, 1999 and December 2, 2000. These operating results are not necessarily indicative of the results for any future period.

                                            THIRTEEN WEEKS ENDED
                                        -----------------------------
                                        NOVEMBER 27,      DECEMBER 2,
                                                1999             2000
                                       -------------   --------------
Net sales                                      100.0%          100.0%
Cost of sales                                   53.4            47.3
                                           ---------         -------
Gross margin                                    46.6            52.7
Operating expenses
   Sales and distribution                       37.1            35.1
   Marketing                                     3.3             3.5
   General and administrative                   11.2             9.0
   Amortization of intangible assets from
     Fresh Samantha acquisition                  0.0             1.8
                                           ---------         -------
Income (loss) from operations                   (5.0)            3.3
Interest and other income (expense), net        (0.1)           (0.2)
Income tax benefit (expense)                     0.8            (1.5)
                                           ---------         --------
Net income (loss)                               (4.3)%           1.6%
                                           ===========       ========

         NET SALES. Net beverage and bar sales for the first quarter of fiscal 2001 increased 87.5% to $31.4 million compared to $16.8 million in the first quarter of fiscal 2000. The sales growth this quarter was 20% on a pro forma basis if we were to include Samantha sales for the first quarter of fiscal 2000. Our sales growth rate this quarter, excluding the impact of the Samantha sales, was about the same for both our direct-store-delivery and our distributor business. Our sales growth occurred throughout the country, both in our more established markets and in newer markets. We did not enter any significant new markets this quarter. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. In addition, growth in large new accounts serviced by distributors, which we support with initial product return right programs, will have a negative impact on net sales, as it did in the first quarter of fiscal 2001. With a few exceptions, the Fresh Samantha brand has not historically been sold through distributors. We expect to supplement the Eastern Seaboard direct-store-delivery system with distributors during fiscal 2001, which may impact net sales growth percentages. Our food bar sales continue as an important component of our nourishment product lines, although food bar sales were less than 5% of total sales in both quarters.

         COST OF SALES. Cost of sales increased to $14.9 million in the first quarter of fiscal 2001 compared to $9.0 million for the same period during fiscal 2000. Gross margin as a percentage of net sales was 52.7% in the first quarter of fiscal 2001, an increase from 46.6% in the first quarter of fiscal 2000. In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar year 1999 and into early calendar 2000. The immediate effect of the freeze was to increase the price of the fresh citrus we purchased. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. During the first quarter of fiscal 2001, we experienced a return to more favorable pricing and yield for ingredients, primarily citrus, for the Odwalla brand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         With the Fresh Samantha acquisition, we now have two production facilities. The impact on cost of sales of the Fresh Samantha facility in Saco, Maine had a slight negative impact for the quarter. This results primarily due to the reliance on more expensive Florida fruit before the new Florida crop in late fall and early winter and the co-packing costs incurred for some Samantha products. In addition, for the Odwalla brand, gross margin has improved due to better production efficiencies from our investment in equipment and production personnel during the past few years. These investments have improved our product yields on both processing and packaging by amounts in excess of the costs of the improvements. In the first quarter of fiscal 2001, we began processing internally some products that had been produced at a higher cost by a co-packer in prior quarters. The continued use of third party distributors also negatively affected gross margins.

         In January 2001, we announced that we plan to cease production at the facility in Saco, Maine in June 2001 and that we will construct a new production facility in southern Florida to handle our east coast production requirements beginning in late calendar 2001.

         In the first quarter of fiscal 2000, we introduced new branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic. At the same time, we began using a new bottling line designed to accommodate our new bottles. During the first quarter of fiscal 2000, we experienced problems in producing beverage products to meet sales orders during the initial introduction period. We also experienced unexpected issues that caused some products to ferment and, ultimately, caused some bottles to bloat. These issues disrupted a consistent flow of product during the first half of the first quarter of fiscal 2000 and contributed to higher costs in that quarter.

         SALES AND DISTRIBUTION. Sales and distribution expenses increased to $11.0 million in the first quarter of fiscal 2001 compared to $6.2 million in the first quarter of fiscal 2000, and decreased to 35.1% of net sales compared to 37.1% in the first quarter last year. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with first party distributors, and increased national and regional labor costs. The decrease as a percentage of net sales compared to the first quarter of last year partially results from our overall sales growth, which allows us efficiencies in our distribution organization due to the relatively fixed cost nature of a direct-store-delivery system. Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our direct-store-delivery system will require an investment for some initial period, and additional investments in the Eastern Seaboard sales and distribution organization may cause a short-term increase in costs as we standardize our national operations. Expenses will also continue to be affected as we seek to find the proper mix in a given market between our own direct-store-delivery system and third party distributors. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

         MARKETING. Marketing expenses increased to $1.1 million or 3.5% of net sales in the first quarter of fiscal 2001 compared to $543,000 or 3.3% of net sales in the first quarter of fiscal 2000. Most of the increase in expenses compared to the first quarter of last year is due to additional personnel that we hired last year in connection with the Fresh Samantha acquisition, increased promotional activity in the first quarter of this year, and event sponsorship. We expect marketing expenses to increase in both absolute dollars and as a percentage of net sales in fiscal 2001 as we integrate the Odwalla and Fresh Samantha brands and implement changes in our marketing strategy.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.8 million in the first quarter of fiscal 2001 from $1.9 million in the first quarter of fiscal 2000, and decreased as a percentage of net sales to 9.0% from 11.2% last year. The change was due primarily to a general increase in expenses resulting from the Fresh Samantha acquisition and from infrastructure expenses, including a new financial software package that was operational at the beginning of fiscal 2001. We expect that general and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

administrative costs will increase in absolute dollars throughout the remainder of fiscal 2001 as we continue to integrate Fresh Samantha with Odwalla. We will continue to invest in infrastructure through fiscal 2001, particularly in information systems and research and development, to allow for sustainable growth.

         INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $71,000 in the first quarter of fiscal 2001 compared to $12,000 in the first quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter, including the debt acquired with the Fresh Samantha acquisition.

         INCOME TAX BENEFIT (EXPENSE). The $458,000 income tax expense for the first quarter of 2001 represents a 47% effective tax rate. The Fresh Samantha acquisition was structured as a tax-free reorganization for income tax purposes. This resulted in intangible and other assets with a basis for accounting purposes, as the acquisition was recorded using purchase accounting, that does not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for the temporary portion of the difference. In accordance with SFAS 109, there remains a permanent difference between the financial accounting basis and the tax reporting basis of certain acquired assets. This and other permanent differences will continue to impact the effective tax applied for financial reporting purposes under SFAS
109. We will evaluate the effective tax rate as we proceed through fiscal 2001, but we currently expect that our effective tax rate will be 47% for the remainder of fiscal 2001. The $128,000 income tax benefit for the first quarter of fiscal 2000 resulted from the tax benefit associated with the reported net loss.

         SUBSEQUENT EVENT. On December 14, 2000, Odwalla announced that Doug Levin, Founder and CEO of Fresh Samantha, was leaving the company after helping to complete the successful merger of Odwalla and Fresh Samantha. On January 11, 2001, Odwalla announced the relocation of Fresh Samantha production to southern Florida in a new state of the art production facility to be operational in late 2001. The move will result in the closure of the Saco, Maine production facility. The company expects the impact of the above announcements to result in a $3.0 to $3.5 million charge to operations in the second quarter. During the second quarter, we will evaluate the appropriate charges resulting from these subsequent events. With this charge anticipated, Odwalla will report a net loss for the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At December 2, 2000, we had working capital of $10.9 million compared to working capital of $11.7 million at September 2, 2000. The decrease resulted primarily from cash provided by operating activities offset by cash used for capital asset purchases. At December 2, 2000, we had cash and cash equivalents and short-term investments of $3.9 million, compared to $5.4 million at September 2, 2000.

         Net cash provided by operating activities in the first quarter of fiscal 2001 was $1.6 million. This consisted of the net income plus depreciation, amortization, deferred taxes, accounts payable and income taxes payable, offset by increases in accounts receivable, inventories and prepaid expenses and decreases in other accrued liabilities and other noncurrent liabilities. Increases in accounts receivable are generally due to increased sales volume. The inventory increase results primarily from an increase in packaging supplies, increased food bars inventory for a January 2001 promotion, and increased sales volume. Accounts payable increased primarily due to the timing of payments. Accrued expenses, which include the reserve for recall related professional fees, decreased primarily as we paid for previously accrued costs.

         Net cash used in investing activities for the first quarter of fiscal 2001 was $4.0 million. The decrease consisted primarily of capital expenditures for production equipment at the Dinuba plant, data processing and computer hardware and software as we continue our infrastructure investment, and display coolers and also the purchase of short-term investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         Net cash used in financing activities for the first quarter of fiscal 2001 was $112,000. This consisted principally of payments of long-term debt and capital lease obligations.

         We've used, and expect to continue to use, both operating and capital lease financing to obtain refrigeration coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. If we don't obtain adequate lease or other financing, our inability to obtain needed equipment may negatively impact our operations. For the first thirteen weeks of fiscal 2001, we utilized significant cash to purchase equipment that we were unsuccessful in leasing at acceptable terms. At December 2, 2000, we owed $971,000 for capital lease obligations, primarily related to leasing of production equipment, computer equipment and vehicles.

         Our current Credit Agreement provides borrowing under a revolving credit facility up to $10.0 million. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. The Credit Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The Credit Agreement has a three-year term ending in April 2003. As of December 2, 2000, we had exceeded the capital asset acquisition limitation covenant included in the Credit Agreement. We requested our lender to waive the specific December 2, 2000 covenant violation and, in January 2001, the lender granted the requested waiver.

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

         As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, including frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. For example, in December 1998, a freeze damaged citrus crops in the San Joaquin Valley and other portions of California. This had a significant negative impact on the cost and yield of fresh citrus products we used until the impact of the freeze ended in the beginning of the third quarter of fiscal 2000. Adverse weather conditions could negatively affect our business and results of operations.

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

         We are also subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances and by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. We believe that we comply in all material respects with these laws and regulations, although we cannot assure that future compliance with such laws or regulations will not have a material adverse effect on our results of operations or financial condition. We currently do not incur any significant costs to comply with environmental laws.

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

         COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments related to inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, the availability of hourly employees may also adversely affect our results, and fuel or other energy costs. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999 and in the first half of fiscal 2000, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California. In some markets, the competition for a skilled labor force requires us to pay salaries higher than we have experienced historically and we expect this trend to continue for some period of time.

         PRODUCT LIABILITY. Because our products are not irradiated or chemically treated and are flash or gently pasteurized, they are highly perishable and contain certain naturally occurring microorganisms. From time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. There can be no assurance that we won't have future claims which will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. Although we maintain product liability insurance, our coverage may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

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

         CONCENTRATION OF PRODUCTION CAPACITY. Virtually all of our juice production capacity is located at our Dinuba, California facility. Our facility in Saco, Maine expands our blending and bottling capability, although that facility does not contain citrus extraction or fruit and vegetable pressing capability. After production ceases in the Saco facility in June 2001, we will have one production facility remaining until our new facility in Florida is operational in late calendar 2001. We also currently utilize a citrus co-packer in Florida for Fresh Samantha brand single-strength citrus products. Because we maintain minimal finished goods inventory at all production locations as part of our "day-of-production" production system, we could be challenged to continue to produce an adequate supply of beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption would seriously harm our business and results of operations. Separate companies produce and package our spring water, food bars and frozen bars.

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

         RISKS RELATED TO EXPANSION. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Following the 1996 recall, management plans for expansion, for the most part, were postponed until fiscal 1998 as management focused on restoring production and sales in our then-existing markets and dealing with legal and other company issues. Due to the extent of our operating losses in recent years until the third quarter of fiscal 2000 and the effort to complete the Fresh Samantha integration, we currently anticipate limited expansion in fiscal 2001 beyond existing markets. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs resulting from the perishable nature of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

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

         At the close of the acquisition, we assumed all the liabilities of Fresh Samantha. We believe based upon our due diligence and representations made in the merger agreement that we have accurately assessed and can absorb these liabilities. However, it is possible that liabilities may arise in the future which we did not discover or anticipate. To the extent these liabilities are inconsistent with representations and warranties made in the merger agreement, we may have a claim for indemnification against the former shareholders of Fresh Samantha. The merger agreement provides that 15% of Odwalla common stock issued in the merger will be placed in an escrow account and held for a period of one year from May 2, 2000 to cover any indemnification claim. The escrow amount is our sole recourse for indemnification claims other than in the case of fraud. However, Fresh Samantha's liabilities, both at the time of and arising after the consummation of the merger, may exceed our expectations and the escrow amount may be insufficient to cover these liabilities. If total liabilities for which indemnification is available exceed the escrow amount or if liabilities arise after the one-year escrow period, we may suffer financial losses, which will harm our business, results of operation and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

         In January 2001, we announced that we were closing the Saco, Maine production facility and relocating East Coast production to a new facility to be constructed in southern Florida. The process of operating a facility after notifying the employees of the relocation may require additional management time while we simultaneously manage the construction of a new production facility. In addition, we have not completed negotiations for an appropriate site in Florida, entered into a construction contract, or completed financing arrangements for the new facility. Difficulties in negotiating a site location or financing acceptable to Odwalla may occur. This could negatively impact the timely completion of construction of the new facility, which could result in additional costs to the company.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at December 2, 2000.

         FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses. We do not engage in foreign currency hedging activities.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

         The following personal injury claims and legal proceedings seek monetary damages and other relief relating to the product recall in 1996, as discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A.   EXHIBITS

        EXHIBIT
        NUMBER      DESCRIPTION
        -------     -----------
         10.1       Consulting Agreement dated December 14, 2000 between
                    Registrant and Douglas L. Levin.
         10.2       Separation Agreement and Release dated December 14, 2000
                    between Registrant and Douglas L. Levin.
         27.1       Financial Data Schedule

         B.   REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 2, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ODWALLA, INC.
                                  -------------
                                  (Registrant)

Date:  January 12, 2001           By:  /s/  D. STEPHEN C. WILLIAMSON
                                       -------------------------------
                                       D. Stephen C. Williamson
                                       Chief Executive Officer
                                       (Principal Executive Officer)



Date: January 12, 2001            By:  /s/  JAMES R. STEICHEN
                                       ------------------------
                                       James R. Steichen
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)