Form 10-Q
period 2001-03-03
ODWALLA INC
filed 2001-04-17
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                 [ODWALLA LOGO]

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)


                   California                                          77-0096788
 ---------------------------------------------            ------------------------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
               or organization)


              120 Stone Pine Road, Half Moon Bay, CA 94019 (Address
                  and zip code of principal executive offices)
                                 (650) 726-1888
                         (Registrant's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, no par value                   11,065,236 shares
      --------------------------            -------------------------------
              (Class)                       (Outstanding at April 11, 2001)

                                  ODWALLA, INC.

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 3, 2001


                                      INDEX


                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of September 2, 2000
               and March 3, 2001 ...............................................     3

               Consolidated Statements of Operations for the thirteen week and the twenty-six week periods ended February 26, 2000
               and March 3, 2001 ...............................................     4

               Consolidated Statements of Cash Flows for the twenty-six week
               periods ended February 26, 2000 and March 3, 2001 ...............     5

               Notes to Consolidated Financial Statements ......................     6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................     9

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......    20

PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings ...............................................    21

    Item 4.    Submission of Matters to a Vote of Security Holders .............    21

    Item 6.    Exhibits and Reports on Form 8-K ................................    21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           SEPTEMBER 2,      MARCH 3,
                                                                             2000             2001
                                                                           ------------     ----------
Current assets
    Cash and cash equivalents                                              $    3,374       $    1,224
    Short term investments                                                      2,018            1,601
    Trade accounts receivable, less allowance for doubtful
       accounts and product returns of $1,436 and $1,576                       11,599           14,143
    Inventories                                                                 6,705            6,148
    Prepaid expenses and other current assets                                   2,357            2,632
    Deferred tax asset, current                                                 2,265            3,274
                                                                           ----------       ----------

          Total current assets                                                 28,318           29,022
                                                                           ----------       ----------

Plant, property and equipment, net                                             20,011           22,234
                                                                           ----------       ----------

Other assets
    Intangible assets, net                                                     35,091           33,883
    Covenants not to compete, net                                                 393              349
    Deferred tax asset, non-current                                             4,864            4,346
    Other noncurrent assets                                                       677              925
                                                                           ----------       ----------
             Total other assets                                                41,025           39,503
                                                                           ----------       ----------

             Total assets                                                  $   89,354       $   90,759
                                                                           ==========       ==========

Current liabilities
    Accounts payable                                                       $    9,139       $    9,296
    Accrued payroll and related items                                           2,328            1,964
    Line of credit                                                              1,950            1,950
    Other accruals                                                              2,574            3,464
    Income taxes payable                                                           24                -
    Current maturities of capital lease obligations                               372              409
    Current maturities of long-term debt                                          219              221
                                                                           ----------       ----------

          Total current liabilities                                            16,606           17,304

Capital lease obligations, less current maturities                                735              846
Long-term debt, less current maturities                                           390              276
Deferred tax liability                                                         10,296            9,844
Other                                                                             655            2,667
                                                                           ----------       ----------

Total liabilities                                                              28,682           30,937
                                                                           ----------       ----------
Shareholders' equity
    Common stock, no par value, shares authorized, 15,000,000; shares
       issued and outstanding, 11,033,000 and 11,065,000                       72,948           73,132
    Accumulated deficit                                                       (12,276)         (13,310)
                                                                           ----------       ----------

Total shareholders' equity                                                     60,672           59,822
                                                                           ----------       ----------

Total liabilities and shareholders' equity                                 $   89,354       $   90,759
                                                                           ==========       ==========


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                    -------------------------     -------------------------
                                                    FEBRUARY 26,     MARCH 3,     FEBRUARY 26,     MARCH 3,
                                                        2000           2001           2000           2001
                                                    ------------     --------     ------------     --------
Net sales                                             $ 18,090       $ 31,693       $ 34,859       $ 63,135

Cost of sales                                            9,585         14,961         18,541         29,818
                                                      --------       --------       --------       --------

    Gross profit                                         8,505         16,732         16,318         33,317
                                                      --------       --------       --------       --------

Operating expenses
    Sales and distribution                               6,271         11,652         12,498         22,681
    Marketing                                              590            862          1,133          1,977
    General and administrative                           1,918          2,973          3,802          5,790
    Amortization of intangible assets from Fresh
        Samantha acquisition                                 -            577              -          1,154
    Restructuring and other charges                          -          3,490              -          3,490
                                                      --------       --------       --------       --------

          Total operating expenses                       8,779         19,554         17,433         35,092
                                                      --------       --------       --------       --------

Loss from operations                                      (274)        (2,822)        (1,115)        (1,775)

Other (expense) income, net                                (39)          (107)           (51)          (178)
                                                      --------       --------       --------       --------

Loss before income taxes                                  (313)        (2,929)        (1,166)        (1,953)

Income tax benefit                                          47          1,377            175            919
                                                      --------       --------       --------       --------

Net loss                                                  (266)        (1,552)          (991)        (1,034)
                                                      --------       --------       --------       --------

Preferred stock dividend                                  (213)             -           (426)             -
                                                      --------       --------       --------       --------

Net loss applicable to common
    shareholders                                      $   (479)      $ (1,552)      $ (1,417)      $ (1,034)
                                                      ========       ========       ========       ========

Basic net loss applicable to common
    shareholders per share                            $  (0.09)      $  (0.14)      $  (0.28)      $  (0.09)
                                                      ========       ========       ========       ========

Shares used in per share amounts                         5,126         11,048          5,126         11,042
                                                      ========       ========       ========       ========

Diluted net loss applicable to common
    shareholders per share                            $  (0.09)      $  (0.14)      $  (0.28)      $  (0.09)
                                                      ========       ========       ========       ========

Shares used in per share amounts                         5,126         11,048          5,126         11,042
                                                      ========       ========       ========       ========


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     TWENTY-SIX WEEKS ENDED
                                                                   ---------------------------
                                                                   FEBRUARY 26,      MARCH 3,
                                                                     2000             2001
                                                                   ------------     ----------
Cash flows from operating activities
   Net loss                                                        $     (991)      $   (1,034)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
        Depreciation                                                    1,241            2,461
        Amortization                                                       54            1,266
        Deferred taxes                                                   (182)            (943)
        Changes in assets and liabilities:
          Trade accounts receivable                                      (562)          (2,544)
          Inventories                                                    (439)             557
          Prepaid expenses and other current assets                        11             (275)
          Other noncurrent assets                                        (268)            (262)
          Accounts payable                                               (794)             157
          Accrued payroll and related items                              (124)            (364)
          Other accruals                                                 (285)             890
          Income taxes payable                                              -              (24)
          Other long-term liabilities                                       -            2,012
                                                                   ----------       ----------
Net cash (used in) provided by operating activities                    (2,339)           1,897
                                                                   ==========       ==========

Cash flows from investing activities
   Capital expenditures                                                (2,799)          (4,298)
   Proceeds from sale of short-term investments                         3,525              417
                                                                   ----------       ----------
Net cash provided by (used in) investing activities                       726           (3,881)
                                                                   ----------       ----------

Cash flows from financing activities
   Principal payments under long-term debt and capital leases             (97)            (350)

   Net payments under line of credit                                     (369)               -
   Issuance of common stock                                                 1              184
                                                                   ----------       ----------
Net cash used in financing activities                                    (465)            (166)
                                                                   ----------       ----------

Net decrease in cash and cash equivalents                              (2,078)          (2,150)

Cash and cash equivalents, beginning of period                          2,581            3,374
                                                                   ----------       ----------

Cash and cash equivalents, end of period                           $      503       $    1,224
                                                                   ==========       ==========


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiaries ("Odwalla" or "Company") at March 3, 2001 and the related consolidated statements of operations and of cash flows for the thirteen week and twenty-six week periods ended for each of February 26, 2000 and March 3, 2001 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The aforementioned statements should be read in conjunction with the consolidated financial statements for the year ended September 2, 2000 appearing in Odwalla's 2000 Annual Report on Form 10-K.

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

3.      INVENTORIES

        Inventories consist of the following (in thousands):


                                  SEPTEMBER 2,       MARCH 3,
                                      2000             2001
                                  -----------      -----------
Raw materials                     $     4,276      $     3,577
Packaging supplies and other              944              781
Finished product                        1,485            1,790
                                  -----------      -----------
                                  $     6,705      $     6,148
                                  ===========      ===========


4.      PLANT, PROPERTY AND EQUIPMENT

        Plant, property and equipment consist of the following (in thousands):


                                                          SEPTEMBER 2,       MARCH 3,
                                                             2000              2001
                                                          -----------       -----------
Land                                                      $       618       $       618
Buildings and building improvements                             7,244             7,734
Leasehold improvements                                          2,314             2,305
Machinery and equipment                                        14,018            17,012
Vehicles                                                          997             1,106
Data processing equipment                                       4,019             5,466
Other                                                           1,619             1,272
                                                          -----------       -----------
                                                               30,829            35,513
Less accumulated depreciation and amortization                (10,818)          (13,279)
                                                          -----------       -----------
                                                          $    20,011       $    22,234
                                                          ===========       ===========

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

        The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:


                                                   THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                  -------------------------       -------------------------
                                                   FEB. 26,        MAR. 3,         FEB. 26,        MAR. 3,
                                                    2000            2001            2000             2001
                                                  ---------       ---------       ---------       ---------
Basic:
  Weighted average common shares outstanding          5,126          11,048           5,126          11,042
  Net loss                                        $    (266)      $  (1,552)      $    (991)      $  (1,034)
  Net loss attributable to common
   shareholders                                   $    (479)      $  (1,552)      $  (1,417)      $  (1,034)
  Per share amount, attributable to common
    shareholders                                  $   (0.09)      $   (0.14)      $   (0.28)      $   (0.09)

Diluted:
  Weighted average common shares outstanding          5,126          11,048           5,126          11,042
  Common equivalent shares
  Shares used in per share amounts                    5,126          11,048           5,126          11,042
  Net loss                                        $    (266)      $  (1,552)      $    (991)      $  (1,034)
  Net loss attributable to common
  shareholders                                    $    (479)      $  (1,552)      $  (1,417)      $  (1,034)
  Per share amount, attributable to common
    shareholders                                  $   (0.09)      $   (0.14)      $   (0.28)      $   (0.09)


        We had no dilutive common equivalent shares during the periods presented due to the reported net loss.

        Holders of 1,033,333 shares of Series A Preferred Stock ("Series A Stock") at February 26, 2000 were entitled to receive an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. For the thirteen week and the twenty-six week periods ended February 26, 2000, we adjusted net income by $213,000 and $426,000 to arrive at net income attributable to common shareholders. In connection with the purchase of Fresh Samantha in May 2000, the Series A Stock was converted into common stock as of the effective date of the Fresh Samantha acquisition.

6.      LINE OF CREDIT

        As of March 3, 2001, we had exceeded the capital asset acquisition limitation and debt service coverage covenants included in the Credit Agreement. We requested our lender to waive the specific March 3, 2001 covenant violations and, in April 2001, the lender granted the requested waiver.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.      RESTRUCTURING AND OTHER CHARGES

        Restructuring and other charges consist of the following items (in thousands):


Separation agreement and severance agreements      $1,230
Exit from Saco, Maine production facilities         2,260
                                                   ------
                                                   $3,490
                                                   ------


        Separation agreement and severance agreements. On December 14, 2000, Odwalla announced that Doug Levin, Founder and CEO of Fresh Samantha, was leaving the company after helping to complete the successful merger of Odwalla and Fresh Samantha. In December 2000 and January 2001, management changes were implemented in our East Coast operations. As a result of these actions, we recorded a $1,230,000 charge to operations.

        Exit from Saco, Maine production facilities. On January 11, 2001, Odwalla announced the closure of the Fresh Samantha production facilities and the construction of a new production facility in Florida. The main components of the cost of this closure are as follows:

        - The closure includes the termination of approximately 60 employees, primarily from the manufacturing operation, and estimated severance payments and related payments of $752,000. All employees were notified of their pending termination in January 2001.

        - The exit from the Saco facility results in excess leased facilities, excess transportation equipment, and certain other assets that will have no recoverable value due to the closure. These items total $1,508,000.

        As of March 3, 2001, the liability for the above charges, net of expenses applicable to the quarter ended March 3, 2001, are included in the following accounts (in thousands):


Other accruals                                           $ 1,426
Other long-term liabilities                                2,031


8.      OTHER (EXPENSE) INCOME, NET

        Other (expense) income consisted of the following (in thousands):


                           THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                      -----------------------------       -----------------------------
                      FEBRUARY 26,       MARCH 3,         FEBRUARY 26,       MARCH 3,
                         2000              2001              2000              2001
                      -----------       -----------       -----------       -----------
Interest income       $        36       $        57       $       104       $       170
Interest expense              (53)             (156)             (125)             (299)
Other                         (22)               (8)              (30)              (49)
                      -----------       -----------       -----------       -----------

                      $       (39)      $      (107)      $       (51)      $      (178)
                      ===========       ===========       ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-Q, including in this Item 2 - Other factors affecting Odwalla's business. Investors should read all of these risks carefully. Investors should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 15); competition (page 19); our dependence on significant trade partners (page 16); government regulations that may impact our business (page 16); the specific risk factors discussed on pages 14 to 20; legal proceedings (page 21). Investors should also refer to Odwalla's Annual Report on Form 10-K for the year ended September 2, 2000 and our financial statements and related notes included in that Annual Report on Form 10-K and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

        Odwalla's business is to provide easy access to great tasting nourishment. We are the nation's leading branded super-premium beverage company, delivering nourishment coast to coast with the Odwalla and Samantha lines of more than 45 all natural juices, smoothies, dairy-free original and chocolate milk, dairy-free shakes, spring water and natural food bars. Our beverage product lines appeal to many consumers because of the superior taste and greater nutritional value of minimally processed beverages compared to juice from concentrate or with artificial flavors or to more highly processed non-dairy products. When we refer to "Odwalla," we mean Odwalla, Inc. and our wholly owned subsidiary, Fresh Samantha, Inc. When we refer to "Samantha," we mean the branded products of Fresh Samantha, Inc.

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

        Odwalla's sourcing procedures and production methods enable us to create products with high nutritional value and flavor quality. The distribution of our products through both our own and other direct-store-delivery systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to thousands of retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores, on-line grocers and food service operators through our direct-store-delivery system.

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

RESULTS OF OPERATIONS

        The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen week and twenty-six week periods ended for each of February 26, 2000 and March 3, 2001. These operating results are not necessarily indicative of the results for any future period.


                                                   THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                              ------------------------------        ------------------------------
                                              FEBRUARY 26,         MARCH 3,         FEBRUARY 26,          MARCH 3,
                                                  2000               2001               2000               2001
                                              -----------        -----------        -----------        -----------
Net sales                                           100.0%             100.0%             100.0%             100.0%
Cost of sales                                        53.0               47.2               53.2               47.2
                                              -----------        -----------        -----------        -----------
Gross margin                                         47.0               52.8               46.8               52.8
Operating expenses
  Sales and distribution                             34.7               36.8               35.9               35.9
  Marketing                                           3.2                2.7                3.2                3.1
  General and administrative                         10.6                9.4               10.9                9.2
  Amortization of intangible assets from
    Fresh Samantha acquisition                        0.0                1.8                0.0                1.8
  Restructuring and other charges                     0.0               11.0                0.0                5.5
                                              -----------        -----------        -----------        -----------
Loss from operations                                 (1.5)              (8.9)              (3.2)              (2.7)
Interest and other income (expense), net             (0.2)              (0.3)              (0.1)
                                                                                                              (0.3)
Income tax benefit                                    0.2                4.3                0.5                1.5
                                              -----------        -----------        -----------        -----------
Net loss                                             (1.5)%             (4.9)%             (2.8)%             (1.5)%
                                              ===========        ===========        ===========        ===========


        NET SALES. Net sales for the second quarter of fiscal 2001 increased 75.2% to $31.69 million compared to $18.09 million in the second quarter of fiscal 2000. The sales growth this quarter was 13% on a pro forma basis if we were to include Samantha sales for the second quarter of fiscal 2000. Our sales growth rate this quarter, excluding the impact of the Samantha sales, was about the same for both our direct-store-delivery and our distributor business. Our sales growth occurred throughout the country, both in our more established markets and in newer markets. We did not enter any significant new markets this quarter. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. In addition, growth in large new accounts serviced by distributors, which we support with initial product return right programs, will have a negative impact on net sales, as it did in the second quarter of fiscal 2001. With a few exceptions, the Samantha brand has not historically been sold through distributors. We expect to supplement the East Coast direct-store-delivery system with distributors during fiscal 2001, which may impact net sales growth percentages. Our food bar sales continue as an important component of our nourishment product lines, although food bar sales were less than 5% of total sales in both quarters.

        Net sales for the first half of fiscal 2001 increased 81.1% to $63.14 million compared to $34.86 million for the same period last year. This increase was mainly due to the acquisition of Fresh Samantha. Sales growth for the first half of the year was about equal for our direct-store-delivery and our distributor business and was strongest in our new markets and most established markets. Food bar sales increased about 52% during the first half of fiscal 2001 compared to the same period in the prior year due to increased geographic distribution and sales promotions. Food bar sales represented less than 5% of net sales for the twenty-six week period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

        COST OF SALES. Cost of sales increased to $15.0 million in the second quarter of fiscal 2001 compared to $9.6 million for the same period during fiscal 2000. This increase was mainly due to the acquisition of Fresh Samantha. Gross margin as a percentage of net sales was 52.8% in the second quarter of fiscal 2001, an increase from 47.0% in the second quarter of fiscal 2000. For the Odwalla brand, gross margin has improved due to better production efficiencies from our investment in equipment and production personnel during the past few years. These investments have improved our product yields on both processing and packaging. In addition, we are experiencing the benefits of better purchasing decisions for the Odwalla brand and the Samantha brand. In the first quarter of fiscal 2001, we began processing internally some products that had been produced at a higher cost by a co-packer in prior quarters. We also experienced slightly lower product return rates in the second quarter of fiscal 2001 compared to the same period in fiscal 2000.

        Since the Fresh Samantha acquisition, we have had two production facilities. The impact on cost of sales of the Fresh Samantha facility in Saco, Maine had a slight negative impact for the quarter. This was primarily due to the reliance on more expensive Florida fruit and the co-packing costs incurred for some Samantha products. The continued use of third party distributors also negatively affected gross margins.

        In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar year 1999 and into early calendar 2000. The immediate effect of the freeze was to increase the price of the fresh citrus we purchased. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. During the first twenty-six weeks of fiscal 2001, we experienced a return to more favorable pricing and yield for ingredients, primarily citrus, for the Odwalla brand.

        In January 2001, we announced that we plan to cease production at the facility in Saco, Maine in June 2001 and that we will construct a new production facility in southern Florida to handle our east coast production requirements beginning in late calendar 2001. See "Restructuring and other charges" below for additional information.

        Cost of sales for the first half of fiscal 2001 were $29.8 million compared to $18.5 million in the same period last year. Gross margin as a percentage of net sales was 52.8% for the first half of this year compared to 46.8% in the prior year. Gross margin increased primarily due to (a) the better efficiencies in yields from the new bottling line and other investments in the Dinuba production facility, (b) better purchasing practices for key materials for both brands, (c) the citrus freeze discussed above which impacted the fiscal 2000 margin negatively, and (d) the additional costs due to the issues involved with our new bottle introduction, as discussed below, as we worked through the production challenges of the new bottling line.

        In the first quarter of fiscal 2000, we introduced new branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic. At the same time, we began using a new bottling line designed to accommodate our new bottles. During the first quarter of fiscal 2000, we experienced problems in producing beverage products to meet sales orders during the initial introduction period. We also experienced unexpected issues that caused some products to ferment and, ultimately, caused some bottles to bloat. These issues disrupted a consistent flow of product during a portion of the first half of fiscal 2000 and contributed to higher costs.

        SALES AND DISTRIBUTION. Sales and distribution expenses increased to $11.7 million in the second quarter of fiscal 2001 compared to $6.3 million in the second quarter of fiscal 2000, and increased to 36.8% of net sales compared to 34.7% in the second quarter last year. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with first party distributors, and increased national and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

regional labor costs. The increase as a percentage of net sales compared to the second quarter of last year results from restructuring of the East Coast sales and distribution organization and investment in our national sales organization.

        Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our direct-store-delivery system will require an investment for some initial period, and additional investments in the East Coast sales and distribution organization may cause a short-term increase in costs as we standardize our national operations. Expenses will also continue to be affected as we seek to find the proper mix in a given market between our own direct-store-delivery system and third party distributors. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

        Sales and distribution expenses for the first half of fiscal 2001 were $22.7 million or 35.9% of net sales compared to $12.5 million or 35.9% of net sales during the same period last year. Higher costs associated with our East Coast sales and distribution operations and national sales organization were offset by improved cost performance in our more established West Coast markets.

        MARKETING. Marketing expenses increased to $862,000 or 2.7 % of net sales in the second quarter of fiscal 2001 compared to $590,000 or 3.2% of net sales in the second quarter of fiscal 2000. Most of the increase in expenses compared to the second quarter of last year is due to additional personnel associated with the Fresh Samantha acquisition. For the first half of fiscal 2001, marketing expenses were $2.0 million compared to $1.1 million in the same period last year. The increased spending was primarily due to the Samantha acquisition.

        We expect marketing expenses to trend higher in absolute dollars for the balance of 2001 as we continue to integrate the Odwalla and Samantha brands and to provide marketing support for the Odwalla Milk product introduction.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.0 million in the second quarter of fiscal 2001 from $1.9 million in the second quarter of fiscal 2000, and decreased as a percentage of net sales to 9.4 % from 10.6% last year. The change was due primarily to a general increase in expenses resulting from the Fresh Samantha acquisition and from infrastructure expenses, including a new financial software package and information systems that were operational at the beginning of fiscal 2001.

        For the first half of fiscal 2001, general and administrative expenses were $5.8 million or 9.2% of net sales compared to $3.8 million or 10.9% of net sales in the first half of fiscal 2000. Most of the increase in absolute dollars was personnel related costs resulting from the Fresh Samantha acquisition and the infrastructure expenses noted above.

        We expect general and administrative costs to increase in absolute dollars for the balance of fiscal 2001, but not necessarily to increase as a percentage of net sales. We will also continue to invest in infrastructure for the duration of fiscal 2001 to allow for sustainable growth.

        INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $107,000 in the second quarter of fiscal 2001 compared to $39,000 in the second quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter, including the debt acquired with the Fresh Samantha acquisition.

        For the first half of fiscal 2001, we had net interest and other expense of $178,000 compared to $51,000 in the prior year. The increase resulted from the debt acquired with the Fresh Samantha acquisition and new capital lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


        INCOME TAX BENEFIT. The $1.4 million and $919,000 income tax benefit for the second quarter and the first twenty-six weeks of 2001 represents a 47% effective tax rate. The Fresh Samantha acquisition was structured as a tax-free reorganization for income tax purposes. This resulted in intangible and other assets with a basis for accounting purposes, as the acquisition was recorded using purchase accounting, that does not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for the temporary portion of the difference. In accordance with SFAS 109, there remains a permanent difference between the financial accounting basis and the tax reporting basis of certain acquired assets. This and other permanent differences will continue to impact the effective tax applied for financial reporting purposes under SFAS 109. We will evaluate the effective tax rate as we proceed through fiscal 2001, but we currently expect that our effective tax rate will be 47% for the remainder of fiscal 2001.

        RESTRUCTURING AND OTHER CHARGES. On December 14, 2000, Odwalla announced that Doug Levin, Founder and CEO of Fresh Samantha, was leaving the company after helping to complete the successful merger of Odwalla and Fresh Samantha. In December 2000 and January 2001, management changes were implemented in our East Coast operations. As a result of these actions, we recorded a $1,230,000 charge to operations.

        On January 11, 2001, Odwalla announced the closure of the Fresh Samantha production facilities and the construction of a new production facility in Florida. The main components of the cost of this closure are as follows:

        - The closure includes the termination of approximately 60 employees, primarily from the manufacturing operation, and estimated severance payments and related payments of $752,000. All employees were notified of their pending termination in January 2001.

        - The exit from the Saco facility results in excess leased facilities, excess transportation equipment, and certain other assets that will have no recoverable value due to the closure. These items total $1,508,000.


LIQUIDITY AND CAPITAL RESOURCES

        At March 3, 2001, we had working capital of $11.7 million, the same working capital balance as at September 2, 2000. At March 3, 2001, we had cash and cash equivalents and short-term investments of $2.8 million, compared to $5.4 million at September 2, 2000. The decrease resulted primarily from cash provided by operating activities offset by cash used for capital asset purchases.

        Net cash provided by operating activities in the first twenty-six weeks of fiscal 2001 was $1.9 million. This consisted of the net loss plus depreciation, amortization, inventories, accounts payable, other accrued liabilities, and other non-current liabilities, offset by increases in accounts receivable, prepaid expenses, and other noncurrent assets. Increases in accounts receivable are generally due to increased sales volume. The inventory decrease results primarily from a reduction in raw materials and packaging supplies, partially offset by higher finished goods inventory driven by increased sales volume. Accrued expenses, both current and long-term, are higher due to the restructuring and other charges previously discussed.

        Net cash used in investing activities in the first twenty-six weeks of fiscal 2001 was $3.9 million. The decrease consisted primarily of capital expenditures for production equipment at the Dinuba plant, data processing and computer hardware and software as we continue our infrastructure investment, and display coolers. This was partially offset by the sale of short-term investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


        Net cash used by financing activities in the first twenty-six weeks of fiscal 2001 was $166,000. This consisted of principal payments under long term debt and capital leases partially offset by the issuance of common stock.

        We've used, and expect to continue to use, both operating and capital lease financing to obtain refrigeration coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. If we don't obtain adequate lease or other financing, our inability to obtain needed equipment may negatively impact our operations. For the first twenty-six weeks of fiscal 2001, we utilized significant cash to purchase equipment that we were unsuccessful in leasing at acceptable terms. At March 3, 2001, we owed $1,255,000 for capital lease obligations, primarily related to leasing of production equipment, computer equipment and vehicles. In fiscal 2000, borrowings under our line of credit were at lower levels than in the prior year and we recognized interest income from the invested proceeds of the February 1999 Series A Stock offering.

        Our current Credit Agreement provides borrowing under a revolving credit facility up to $10.0 million. We are also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defines eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. The Credit Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. Interest is payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The Credit Agreement has a three-year term ending in April 2003. As of March 3, 2001, we had exceeded the capital asset acquisition covenant, which limits our ability to acquire capital assets, included in the Credit Agreement. Additionally, the impact of the charges associated with the closure of the Saco, Maine facility and the restructuring of East Coast operations resulted in a violation of the debt service coverage ratio primarily due to the loss reported for the quarter. We requested our lender to waive the specific March 3, 2001 covenant violations and, in April 2001, the lender granted the requested waiver.

        The increased costs associated with integrating Samantha, our plans to invest in new products and certain new market areas, and general corporate needs may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

        Based upon information currently available, we believe that our existing cash and cash equivalents and our current and anticipated borrowing capability will be adequate to meet our obligations as they become due in the next twelve months.


OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

        PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free original and chocolate milk, all-natural meal replacement and dairy-free shakes, nourishing food bars, natural spring water and frozen fruit bars. All of our juices are currently flash pasteurized and some are produced on a seasonal basis. Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of our "day of production" quality standards, products reflect the seasonal changes in fruit varieties in color and taste. Our production methods are designed to minimize the effect of processing on the fruit juice extracted. Our entire product line varies due to a significant component of seasonal ingredients, seasonal product usage, and the addition and deletion of products.

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

        Odwalla buys ingredients according to stringent specifications. Fruits and vegetables, in particular, are purchased year-round or seasonally depending on the type of produce. Because various types of fruit and vegetable crops are harvested at different times of the year, we obtain and produce different juices on a seasonal basis. Most of our fruits and vegetables are purchased in the open market on a negotiated basis. Historically, oranges, apples, carrots and tangerines are the largest volume commodities we purchase. We have developed an extensive network of ingredient sourcing relationships over the years and rely on this network as well as new sources for the ingredients we need. On the East Coast, we currently utilize a Florida co-packing arrangement for flash-pasteurized single-strength citrus products for the Samantha brand. We also purchase organic oats as a significant ingredient in our food bars. All of these key ingredients are subject to volatility in supply, price and quality that could seriously harm our business and results of operations. We are subject to the same risks with our other ingredients as well. We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. Most purees are purchased under annual price contracts. The purees we purchase are heat treated to increase safety and meet government regulations. Some of our products, including our water and nourishing food bars, are produced to our specifications and recipes by independent companies.

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

        Odwalla is pursuing a no genetically engineered organisms status on our entire product line. However, ingredients that are not generically modified are at times difficult to source in the required volumes. Genetically modified organisms are the product of splicing or modifying crops to release new organisms to the environment. Crops are genetically modified in order to increase crop yields, to withstand high doses of herbicides or to produce their own insecticides. There are uncertainties about the potential risks genetically modified foods pose to humans and the environment. We intend to provide our consumers information about any genetically modified organisms used in our products.

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

        GOVERNMENT REGULATION. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration and the California State Food and Drug, Department of Health Services. In 1998, the FDA regulations for fresh apple juice went into effect. The final regulations for fruit and vegetable juices were enacted in January 2001. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogenic bacterial loads, which represents a 100,000 fold reduction in the numbers of the most resistant pathogens. The regulation also requires a Hazard Analysis Critical Control Point plan, or HACCP. All Odwalla and Samantha products produced in our Dinuba, California and Saco, Maine production facilities are manufactured under a HACCP plan with validated critical control points. This includes pasteurization of the products. By meeting the pasteurization and HACCP requirements, Odwalla and Samantha products meet the FDA Regulations.

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

        COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments related to inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from the rent escalation provisions in our leases, the availability of hourly employees, and increased price or availability of fuel or other energy costs may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999 and in the first half of fiscal 2000, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California. In some markets, the competition for a skilled labor force requires us to pay salaries higher than we have experienced historically and we expect this trend to continue for some period of time.

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

        CONCENTRATION OF PRODUCTION CAPACITY. Virtually all of our juice production capacity is located at our Dinuba, California facility. Our facility in Saco, Maine expands our blending and bottling capability, although that facility does not contain citrus extraction or fruit and vegetable pressing capability. After production ceases in the Saco facility in June 2001, we will have one production facility remaining until our new facility in Florida is operational in late calendar 2001. We also currently utilize a citrus co-packer in Florida for Samantha brand single-strength citrus products. Because we maintain minimal finished goods inventory at all production locations as part of our "day-of-production" production system, we could be challenged to continue to produce an adequate supply of beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. In addition, we cannot provide assurances that our new facility in Florida will be completed and begin operations as scheduled. Such an interruption at our Dinuba facility or failure of our Florida facility to begin operations would seriously harm our business and results of operations. Separate companies produce and package our spring water, food bars and frozen bars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


        LACK OF DIVERSIFICATION. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our direct-store-delivery system. Although we've added dairy-free shakes, dairy-free original and chocolate milk, meal replacement beverages, spring water, food bars and frozen fruit bars, and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the impact of the California citrus freeze in December 1998. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

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

        The Fresh Samantha acquisition has presented challenges to management, including the integration of the operations, product lines, technologies and personnel of Odwalla and Fresh Samantha, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. We cannot assure you that we will successfully integrate or profitably manage Fresh Samantha's businesses. In addition, we cannot assure you that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the merger will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of Odwalla and Fresh Samantha are exacerbated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Odwalla's businesses, including the business acquired in the merger. Additionally, the combined company may experience slower rates of growth as compared to historical rates of growth of Odwalla and Samantha independently. Although we believe that the merger was in the best interest of Odwalla and its shareholders, we cannot assure you that the companies will realize the anticipated benefits of the merger.

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

        Acquisitions generally involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition won't have an adverse impact on our operations.

        Any plans to invest in new markets or to consider additional acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, even if it is available.

        COMPETITION. Our direct competitors in the juice business are national brands including Horizon, Just Squeezed, Tropicana, Minute Maid, Newman's Own and Nantucket Nectars. Our juice products compete with regional brands, many of which are owned by North Castle Partners, a private equity fund, heavily invested in the healthy living and aging consumer goods products including Naked Juice, a brand which is present in the Western region, Pacific Northwest, and most recently on the East Coast. Other regional North Castle brands include Saratoga Beverage, in several different regions of the United States, Zeigler, predominantly in the Midwest and Southeast regions, Fantasia in Chicago and the Midwest, and Ferraro's in California and the Northeast. Other privately owned regional brands of premium juice also serve as competition to Odwalla, including Rocket Juice in the West and the Midwest. `Smoothie Bars' such as Jamba Juice are also considered as direct competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the our products. A decision by North Castle or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which have been on the market since August 1998, compete with several more established companies, including PowerBar (owned by Nestle), Balance Bar (owned by Kraft Foods, a division of Phillip Morris) and Clif Bar. In March 2001, we introduced dairy-free original and chocolate OdwallaMilk(TM), a blend of organic soy, rice and oat milks. This product will compete with several more established brands and companies, including Silk. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at March 3, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders on February 6, 2001, the following individuals were elected to the Board of Directors:


                                                Votes For       Votes Withheld
                                                ---------       --------------
               D. Stephen C. Williamson         10,085,482           16,898
               Andrew B. Balson                 10,084,496           17,884
               Richard L. Grubman               10,084,526           17,854
               Ellis B. Jones                   10,084,882           17,498
               Mark E. Nunnelly                  9,956,331          146,049
               Juan I. Prado                    10,085,082           17,298
               Craig H. Sakin                   10,084,526           17,854


        The shareholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending September 1, 2001. The results of the voting were as follows:


              Number of shares voted FOR                     10,092,679
              Number of shares voted AGAINST                      5,045
              Number of shares voted ABSTAINING                   4,656


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        b. REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 3, 2001.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ODWALLA, INC.
                                       -------------
                                       (Registrant)


Date:  April 16, 2001                  By:  /s/  D. STEPHEN C. WILLIAMSON
                                          -----------------------------------
                                          D. Stephen C. Williamson
                                          Chief Executive Officer
                                            (Principal Executive Officer)



Date: April 16, 2001                   By:  /s/  JAMES R. STEICHEN
                                          -----------------------------------
                                          James R. Steichen
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)