Form 10-Q
period 2001-06-02
ODWALLA INC
filed 2001-07-17
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                 [ODWALLA LOGO]


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to

Commission file number 0-23036

                                  ODWALLA, INC.
             (Exact name of registrant as specified in its charter)

         California                                     77-0096788
------------------------------              ------------------------------------
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

        Common Stock, no par value                11,074,900 shares
                (Class)                    (Outstanding at July 10, 2001)

                                  ODWALLA, INC.

                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JUNE 2, 2001


                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated balance sheets as of September 2, 2000
               and June 2, 2001 ...................................................  3

               Consolidated statements of operations for the thirteen and the thirty-nine weeks ended May 27, 2000 and June 2, 2001 ..............  4

               Consolidated statements of cash flows for the thirty-nine weeks ended May 27, 2000 and June 2, 2001 ................................  5

               Notes to consolidated financial statements .........................  6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................... 10

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......... 21

PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings .................................................. 22

    Item 6.    Exhibits and Reports on Form 8-K ................................... 22

                                                                  [ODWALLA LOGO]

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                SEPTEMBER 2,           JUNE 2,
                                                                                   2000                 2001
                                                                                ------------          --------
Current assets
    Cash and cash equivalents                                                    $  3,374             $  1,858
    Short term investments                                                          2,018                  506
    Trade accounts receivable, less allowance for doubtful
       accounts and product returns of $1,436 and $1,591                           11,599               14,112
    Inventories                                                                     6,705                5,987
    Prepaid expenses and other current assets                                       2,357                3,295
    Deferred tax asset, current                                                     2,265                2,582
                                                                                 --------             --------

          Total current assets                                                     28,318               28,340
                                                                                 --------             --------

Plant, property and equipment, net                                                 20,011               22,788
                                                                                 --------             --------

Other assets
    Intangible assets, net                                                         35,091               33,279
    Covenants not to compete, net                                                     393                  326
    Deferred tax asset, non-current                                                 4,864                4,535
    Other noncurrent assets                                                           677                  926
                                                                                 --------             --------
          Total other assets                                                       41,025               39,066
                                                                                 --------             --------

          Total assets                                                           $ 89,354             $ 90,194
                                                                                 ========             ========

Current liabilities
    Accounts payable                                                             $  9,139             $  7,235
    Accrued payroll and related items                                               2,328                1,925
    Line of credit                                                                  1,950                1,950
    Other accruals                                                                  2,574                3,200
    Income taxes payable                                                               24                   --
    Current maturities of capital lease obligations                                   372                  825
    Current maturities of long-term debt                                              219                  216
                                                                                 --------             --------

          Total current liabilities                                                16,606               15,351

Capital lease obligations, less current maturities                                    735                1,390
Long-term debt, less current maturities                                               390                  276
Deferred tax liability                                                             10,296                9,971
Other                                                                                 655                2,486
                                                                                 --------             --------

Total liabilities                                                                  28,682               29,474
                                                                                 --------             --------

Shareholders' equity
    Common stock, no par value, shares authorized, 15,000,000; shares
       issued and outstanding, 11,033,000 and 11,071,000                           72,948               73,165
    Accumulated deficit                                                           (12,276)             (12,445)
                                                                                 --------             --------

Total shareholders' equity                                                         60,672               60,720
                                                                                 --------             --------

Total liabilities and shareholders' equity                                       $ 89,354             $ 90,194
                                                                                 ========             ========

           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                          ---------------------------           ---------------------------
                                                           MAY 27,            JUNE 2,            MAY 27,            JUNE 2,
                                                            2000               2001               2000               2001
                                                          --------           --------           --------           --------
Net sales                                                 $ 25,682           $ 34,540           $ 60,541           $ 97,675

Cost of sales                                               12,688             16,731             31,228             46,549
                                                          --------           --------           --------           --------

Gross profit                                                12,994             17,809             29,313             51,126
                                                          --------           --------           --------           --------

Operating expenses
    Sales and distribution                                   8,328             11,707             20,827             34,388
    Marketing                                                  726                849              1,858              2,826
    General and administrative                               2,508              3,062              6,311              8,852
    Amortization of intangible assets from Fresh
      Samantha acquisition                                     130                577                130              1,731
    Restructuring and other charges                             --                 --                 --              3,490
                                                          --------           --------           --------           --------

          Total operating expenses                          11,692             16,195             29,126             51,287
                                                          --------           --------           --------           --------

    Income (loss) from operations                            1,302              1,614                187               (161)
Other (expense) income, net
    Proceeds from insurance settlement, net of
      legal fees                                             5,458                 --              5,458                 --
    Series A preferred stock inducement expense             (1,587)                --             (1,587)                --
    Interest expense, net                                      (90)              (119)              (137)              (248)
    Other                                                       35                 --                 31                (49)
                                                          --------           --------           --------           --------

Income (loss) before income taxes                            5,118              1,495              3,952               (458)

Income tax benefit (expense)                                (1,006)              (630)              (831)               289
                                                          --------           --------           --------           --------

Net income (loss)                                            4,112                865              3,121               (169)
                                                          --------           --------           --------           --------

Preferred stock dividend                                      (142)                --               (568)                --
                                                          --------           --------           --------           --------

Net income (loss) applicable to common
    shareholders                                          $  3,970           $    865           $  2,553           $   (169)
                                                          ========           ========           ========           ========

Basic net income (loss) applicable to
    common shareholders per share                         $   0.59           $   0.08           $   0.45           $  (0.02)
                                                          ========           ========           ========           ========

Shares used in per share amounts                             6,710             11,068              5,654             11,050
                                                          ========           ========           ========           ========

Diluted net income (loss) applicable to common
    shareholders per share                                $   0.58           $   0.08           $   0.45           $  (0.02)
                                                          ========           ========           ========           ========

Shares used in per share amounts                             6,796             11,390              5,704             11,050
                                                          ========           ========           ========           ========

           See accompanying notes to consolidated financial statements

                                                                  [ODWALLA LOGO]

                                  ODWALLA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THIRTY-NINE WEEKS ENDED
                                                                         ---------------------------
                                                                         MAY 27,             JUNE 2,
                                                                          2000                2001
                                                                         -------             -------
Cash flows from operating activities
   Net income (loss)                                                     $ 3,121             $  (169)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and Amortization                                      2,293               5,764
        Deferred taxes                                                       821                (313)
        Preferred stock inducement expense                                 1,587                  --
        Changes in assets and liabilities:
          Trade accounts receivable                                       (1,770)             (2,513)
          Inventories                                                       (179)                718
          Prepaid expenses and other current assets                       (2,367)               (938)
          Other noncurrent assets                                           (130)               (273)
          Accounts payable                                                (2,168)             (1,904)
          Accrued payroll and related items                                  691                (403)
          Other accruals                                                    (536)                626
          Income taxes payable                                                --                 (24)
          Other long-term liabilities                                        523               1,831
                                                                         -------             -------
Net cash provided by operating activities                                  1,886               2,402
                                                                         -------             -------

Cash flows from investing activities
   Capital expenditures                                                   (3,852)             (5,560)
   Net cash costs of Fresh Samantha acquisition                           (1,100)                 --
   Proceeds from sale of short-term investments                            2,271               1,512
                                                                         -------             -------
Net cash used in investing activities                                     (2,681)             (4,048)
                                                                         -------             -------

Cash flows from financing activities
   Principal payments under long-term debt and capital leases               (209)                (87)
   Net payments under line of credit                                        (369)                 --
   Payment of debt acquired from Fresh Samantha                           (3,827)                 --
   Issuance of common stock                                                6,002                 217
                                                                         -------             -------
Net cash provided by financing activities                                  1,597                 130
                                                                         -------             -------

Net increase (decrease) in cash and cash equivalents                         802              (1,516)

Cash and cash equivalents, beginning of period                             2,581               3,374
                                                                         -------             -------

Cash and cash equivalents, end of period                                 $ 3,383             $ 1,858
                                                                         =======             =======


           See accompanying notes to consolidated financial statements

                                  ODWALLA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF ACCOUNTING POLICIES AND BASIS OF PRESENTATION

        Basis of Presentation. The accompanying consolidated balance sheet of Odwalla, Inc. and its subsidiaries ("Odwalla" or "Company") at June 2, 2001 and the related consolidated statements of operations and of cash flows for the thirteen week and thirty-nine week periods ended for each of May 27, 2000 and June 2, 2001 have not been audited by independent accountants. However, in management's opinion, they include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for the interim periods are not necessarily indicative of results to be expected for an entire year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended September 2, 2000 appearing in Odwalla's 2000 Annual Report on Form 10-K.

        The consolidated statement of operations includes the results of Fresh Samantha, a wholly owned subsidiary, since its acquisition on May 2, 2000.

2.      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        We consider all investments with an initial maturity of three months or less at the date of purchase to be cash equivalents. Both cash equivalents and short term investments are considered available-for-sale securities and are reported at amortized cost, which approximates fair value.

3.      INVENTORIES

        Inventories consist of the following (in thousands):

                                              SEPTEMBER 2,        JUNE 2,
                                                 2000              2001
                                              ------------        -------
        Raw materials                           $4,276            $3,132
        Packaging supplies and other               944             1,188
        Finished product                         1,485             1,667
                                                ------            ------

                                                $6,705            $5,987
                                                ======            ======

4.      PLANT, PROPERTY AND EQUIPMENT

        Plant, property and equipment consist of the following (in thousands):

                                                                 SEPTEMBER 2,           JUNE 2,
                                                                    2000                 2001
                                                                 ------------          --------
        Land                                                      $    618             $    618
        Buildings and building improvements                          7,244                7,634
        Leasehold improvements                                       2,314                2,590
        Machinery and equipment                                     14,018               17,414
        Vehicles                                                       997                1,126
        Data processing equipment                                    4,019                7,216
        Other                                                        1,619                  870
                                                                  --------             --------
                                                                    30,829               37,468
        Less accumulated depreciation and amortization             (10,818)             (14,680)
                                                                  --------             --------
                                                                  $ 20,011             $ 22,788
                                                                  ========             ========

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

        The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                          THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                                        -------------------------            --------------------------
                                                        MAY 27,           JUNE 2,            MAY 27,            JUNE 2,
                                                         2000              2001               2000               2001
                                                        ------            -------            ------            --------
Basic:
  Weighted average common shares outstanding             6,710             11,068             5,654              11,050
  Net income (loss)                                     $4,112            $   865            $3,121            $   (169)
  Net income (loss) attributable to common
     shareholders                                       $3,970            $   865            $2,553            $   (169)
  Per share amount, attributable to common
    shareholders                                        $ 0.59            $  0.08            $ 0.45            $  (0.02)

Diluted:
  Weighted average common shares outstanding             6,710             11,068             5,654              11,050
  Common equivalent shares                                  86                322                50                  --
  Shares used in per share amounts                       6,796             11,390             5,704              11,050
  Net income (loss)                                     $4,112            $   865            $3,121            $   (169)
  Net income (loss) attributable to common
    shareholders                                        $3,970            $   865            $2,553            $   (169)
  Per share amount, attributable to common
    shareholders                                        $ 0.58            $  0.08            $ 0.45            $  (0.02)

        We had no dilutive common equivalent shares during the thirty-nine weeks ended June 2, 2001 due to the reported net loss.

        Holders of Series A Preferred Stock ("Series A Stock") were entitled to receive an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. For the thirteen week and the thirty-nine week periods ended May 27, 2000, we adjusted net income by $142,000 and $568,000 to arrive at net income attributable to common shareholders. In connection with the purchase of Fresh Samantha in May 2000, the Series A Stock was converted into common stock as of the effective date of the Fresh Samantha acquisition.

6.      LINE OF CREDIT

        On July 12, 2001, Odwalla and Fresh Samantha entered into a Business Loan Agreement providing up to $10.0 million of borrowing capability, including the ability to issue letters of credit up to a certain maximum amount. Borrowings are limited to 75% of eligible accounts receivable, which generally represent all trade accounts receivable less delinquent balances and other balances as defined in the Business Loan Agreement. Odwalla is also required to meet certain covenants, including maintenance of certain financial ratios including, fixed charge coverage, quick and leverage ratios and certain limitation on losses. The Business Loan Agreement also contains certain business restrictions, including limitations on the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, purchase of Odwalla stock, ability to encumber or sell Odwalla or Fresh Samantha assets, and limitations on other business transactions without prior approval from the lender.

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest is payable monthly at the prime interest rate plus 0.0% to 0.5% depending on certain financial ratios. The initial rate is prime plus 0.25%. We may also select either a IBOR or LIBOR rate plus 2.75% to 3.5% depending on certain financial ratios. The Business Loan Agreement has a two-year term ending in July 2003. Accounts receivable, inventories, intellectual property, other general and personal property of Odwalla and Fresh Samantha provide collateral under the Business Loan Agreement.

        This facility replaced a prior credit facility. We had exceeded the capital asset acquisition limitation and debt service coverage covenants in the prior credit facility. Because of the pending termination of the prior credit facility, we did not request and did not receive a waiver of the covenant violation. The unamortized costs of loan fees of approximately $160,000 associated with the prior credit facility are expected to be written off in the fourth quarter of fiscal 2001.

7.      RESTRUCTURING AND OTHER CHARGES

        Restructuring and other charges consist of the following items (in thousands):

        Separation agreement and severance agreements            $ 1,230
        Exit from Saco, Maine production facilities                2,260
                                                                 -------

                                                                 $ 3,490
                                                                 =======

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

        Exit from Saco, Maine production facilities. On January 11, 2001, Odwalla announced the closure of the Fresh Samantha production facilities. The main components of the cost of this closure are as follows:

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

        As of June 2, 2001, the liability for the above charges, net of expenses applicable to the quarter ended June 2, 2001, are included in the following accounts (in thousands):

        Other accruals                                           $ 1,401
        Other long-term liabilities                                1,912

                                  ODWALLA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.      OTHER (EXPENSE) INCOME, NET

        Other (expense) income consisted of the following (in thousands):

                             THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                           ------------------------            ------------------------
                           MAY 27,           JUNE 2,           MAY 27,           JUNE 2,
                            2000              2001              2000              2001
                           ------            ------            ------            ------
Interest income             $  35             $  13             $ 139             $ 183
Interest expense             (125)             (132)             (276)             (431)
Other                          35                --                31               (49)
                            -----             -----             -----             -----

                            $ (55)            $(119)            $(106)            $(297)
                            =====             =====             =====             =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-Q if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-Q, including in this Item 2 under the heading "Other factors affecting Odwalla's business." Investors should read all of these risks carefully. Investors should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 16); competition (page
20); our dependence on significant trade partners (page 17); government regulations that may impact our business (page 17); the specific risk factors discussed on pages 16 to 21; legal proceedings (page 22). Investors should also refer to Odwalla's Annual Report on Form 10-K for the year ended September 2, 2000 and our financial statements and related notes included in that Annual Report on Form 10-K and other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

        Odwalla's business is to provide easy access to great tasting nourishment through the marketing and sale of beverage and food products. We are the nation's leading branded super-premium beverage company, delivering great tasting nourishment coast to coast with the Odwalla and Samantha lines of more than 45 all natural juices, smoothies, dairy-free original and chocolate milk, dairy-free shakes, spring water and natural food bars. Our beverage product lines appeal to many consumers because of the superior taste and greater nutritional value of minimally processed beverages compared to juice from concentrate or with artificial flavors or to more highly processed non-dairy products. When we refer to "Odwalla," we mean Odwalla, Inc. and our wholly owned subsidiary, Fresh Samantha, Inc. When we refer to "Samantha," we mean the branded products of Fresh Samantha, Inc.

        Odwalla products are currently sold in over 30 states. Our nourishing food bars are available in additional states and can also be purchased through our Web site at www.odwalla.com.

        We completed our acquisition of Fresh Samantha on May 2, 2000, and the financial information presented herein includes the operations of Fresh Samantha since the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

RESULTS OF OPERATIONS

        The following table presents, as a percentage of net sales, certain statements of operations data for the thirteen week and thirty-nine week periods ended for each of May 27, 2000 and June 2, 2001. These operating results are not necessarily indicative of the results for any future period.

                                                       THIRTEEN WEEKS ENDED                   THIRTY-NINE WEEKS ENDED
                                                    --------------------------              --------------------------
                                                    MAY 27,             JUNE 2,             MAY 27,             JUNE 2,
                                                     2000                2001                2000                2001
                                                    ------              ------              ------              ------
Net sales                                            100.0%              100.0%              100.0%              100.0%
Cost of sales                                         49.4                48.4                51.6                47.7
                                                    ------              ------              ------              ------
Gross margin                                          50.6                51.6                48.4                52.3
Operating expenses
  Sales and distribution                              32.4                33.9                34.4                35.2
  Marketing                                            2.8                 2.5                 3.1                 2.9
  General and administrative                           9.8                 8.9                10.4                 9.1
  Amortization of intangible assets from               0.5                 1.7                 0.2                 1.8
    Fresh Samantha acquisition
  Restructuring and other charges                       --                  --                  --                 3.6
                                                    ------              ------              ------              ------
Income (Loss) from operations                          5.1                 4.6                 0.3                (0.3)
Insurance settlement                                  21.2                  --                 9.0                  --
Series A stock inducement expense                     (6.2)                 --                (2.6)                 --
Interest and other income (expense), net              (0.2)               (0.3)               (0.2)               (0.3)
Income tax benefit (expense)                          (3.9)               (1.8)               (1.4)                0.3
                                                    ------              ------              ------              ------
Net income (loss)                                     16.0%                2.5%                5.1%               (0.3)%
                                                    ======              ======              ======              ======

        NET SALES. Net sales for the third quarter of fiscal 2001 increased 34% to $34.5 million compared to $25.7 million in the third quarter of fiscal 2000. The sales growth this quarter was 4% on a pro forma basis if we were to include Samantha sales for the third quarter of fiscal 2000. A 10% increase in sales in our West Coast markets were offset by a decline in sales in our East Coast markets. Sales growth in our more established West Coast market was up 10% over the prior year quarter, although the sales growth rate declined significantly towards the end of the quarter. All West Coast regions experienced sales growth over the prior year. East Coast sales for the quarter declined 2% in the quarter compared to last year. Our two largest East Coast markets caused this decline, as all other East Coast regions experienced sales growth over sales for the prior year quarter. Our sales growth rate this quarter was higher in our third party distributor business than our direct store delivery (DSD) business. Our rate of growth was higher in existing third party distributor markets, and we transitioned certain existing DSD markets to third party distributors where the market economics did not allow us to profitably operate a DSD business. Because we sell product to distributors at a wholesale price lower than the price to retail trade partners, our increased use of distributors will not produce the same net sales growth that would occur if the same number of products were sold to retail trade partners. In addition, growth in large new accounts serviced by distributors, which we support with initial product return right programs, will have a negative impact on net sales, as it did in the third quarter of fiscal 2001. With a few exceptions, the Samantha brand has not historically been sold through distributors. During the third quarter, we began to supplement the East Coast DSD system with distributors, which had a slightly negative impact on net sales growth percentages. Our food bar sales continue as an important component of our nourishment product lines, although food bar sales were less than 5% of total sales in both quarters.

        Net sales for the first thirty-nine weeks of fiscal 2001 increased 61.3% to $97.7 million compared to $60.5 million for the same period last year. The sales growth for the first thirty-nine weeks was 12% on a pro forma basis if we were to include Samantha sales for the prior year. Sales growth for the first thirty-nine weeks of the year was slightly higher for our distributor business than for our DSD business for the factors noted above. Sales growth was strongest in our well established West Coast markets, although we also grew in our East Coast markets over the thirty-nine week period. Food bar sales increased about 44%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

during the first thirty-nine weeks of fiscal 2001 compared to the same period in the prior year due to increased geographic distribution and sales promotions. Food bar sales represented less than 5% of net sales for the thirty-nine week period.

        COST OF SALES. Cost of sales increased to $16.7 million in the third quarter of fiscal 2001 compared to $12.7 million for the same period during fiscal 2000. This increase was mainly due to the acquisition of Fresh Samantha. Gross margin as a percentage of net sales was 51.6% in the third quarter of fiscal 2001, an increase from 50.6% in the third quarter of fiscal 2000. For the Odwalla brand, gross margin has improved due to better production efficiencies from our investment in equipment and production personnel during the past few years. These investments have improved our product yields on both processing and packaging. In addition, we are experiencing the benefits of better purchasing decisions for the Odwalla brand and the Samantha brand. In the first quarter of fiscal 2001, we began processing internally some products that had previously been produced at a higher cost by a co-packer. We also experienced lower product return rates in the third quarter of fiscal 2001 compared to the same period in fiscal 2000.

        Since the Fresh Samantha acquisition, we have had two production facilities. The impact on cost of sales of the Fresh Samantha facility in Saco, Maine had a slight negative impact for the quarter. This was primarily due to the reliance on more expensive Florida fruit and the co-packing costs incurred for some Samantha products. At the end of the quarter, we began to see some productivity gains following the transitioned closure of the Saco facility. The higher sales growth of third party distributors also negatively affected gross margins during the quarter.

        During the first thirty-nine weeks of fiscal 2001, as compared to corresponding periods during the preceding year, we experienced a return to more favorable pricing and yield for ingredients, primarily citrus, for the Odwalla brand. In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. The freeze also impacted the California Valencia orange crop and other citrus, which extended the impact throughout calendar year 1999 and into early calendar 2000. The immediate effect of the freeze was to increase the price of the fresh citrus we purchased. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost.

        In January 2001, we announced that we plan to cease production at the facility in Saco, Maine in June 2001 and that we will construct a new production facility in southern Florida to handle our East Coast production requirements. The Saco facility has been closed as scheduled, and we continue to develop our plans for construction of a new Florida production facility. See "Restructuring and other charges" below for additional information.

        Cost of sales for the first thirty-nine weeks of fiscal 2001 were $46.6 million compared to $31.2 million in the same period last year. Gross margin as a percentage of net sales was 52.3% for the first half of this year compared to 48.4% in the prior year. Gross margin increased primarily due to (a) the better efficiencies in yields from the new bottling line and other investments in the Dinuba production facility, (b) better purchasing practices for key materials for both brands, and (c) the citrus freeze discussed above which impacted the fiscal 2000 margin negatively.

        SALES AND DISTRIBUTION. Sales and distribution expenses increased to $11.7 million in the third quarter of fiscal 2001 compared to $8.3 million in the third quarter of fiscal 2000, and increased to 33.9% of net sales compared to 32.4% in the third quarter last year. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a DSD system in some of our newer markets, some of which were previously serviced with third party distributors, and increased national and regional labor costs. The increase as a percentage of net sales compared to the third quarter of last year results from a greater percentage of East Coast sales than last year at a higher average distribution cost than our more established

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

West Coast markets, restructuring of the East Coast sales and distribution organization, and investment in our national sales organization.

        Future decisions regarding growth and expansion consistent with long-term strategic objectives may increase sales and distribution costs as a percentage of net sales. We continue to look for efficiencies in this part of our business. However, expansion into markets serviced by our DSD system will require an investment for some initial period, and additional investments in the East Coast sales and distribution organization may cause a short-term increase in costs as we standardize our national operations. Expenses will also continue to be affected as we seek to find the proper mix in a given market between our own DSD system and third party distributors. The perishable nature of most of our products and our stringent service standards can make it difficult to find appropriate distributors in some markets.

        Sales and distribution expenses for the first thirty-nine weeks of fiscal 2001 were $34.4 million or 35.2% of net sales compared to $20.8 million or 34.4% of net sales during the same period last year. These higher costs were primarily associated with our East Coast sales and distribution operations and national sales organization.

        MARKETING. Marketing expenses increased to $849,000 or 2.5 % of net sales in the third quarter of fiscal 2001 compared to $726,000 or 2.8% of net sales in the third quarter of fiscal 2000. Most of the increase in expenses compared to the third quarter of last year is due to additional personnel associated with the Fresh Samantha acquisition. For the first thirty-nine weeks of fiscal 2001, marketing expenses were $2.8 million compared to $1.9 million in the same period last year. The increased spending was primarily due to the Samantha acquisition.

        We expect marketing expenses to trend higher in absolute dollars for the balance of 2001 as we continue to integrate the Odwalla and Samantha brands, increase marketing support for a larger sales organization, and hire a vice president of marketing.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.1 million in the third quarter of fiscal 2001 from $2.5 million in the third quarter of fiscal 2000, and decreased as a percentage of net sales to 8.9% from 9.8% last year. The change was due primarily to a general increase in expenses resulting from the Fresh Samantha acquisition and from infrastructure expenses, including a new financial software package and information systems that were operational at the beginning of fiscal 2001.

        For the first thirty-nine weeks of fiscal 2001, general and administrative expenses were $8.8 million or 9.1% of net sales compared to $6.3 million or 10.4% of net sales in the first thirty-nine weeks of fiscal 2000. Most of the increase in absolute dollars was due to personnel related costs resulting from the Fresh Samantha acquisition and the infrastructure expenses noted above.

        We expect general and administrative costs to increase in absolute dollars for the balance of fiscal 2001, but not necessarily to increase as a percentage of net sales. We will also continue to invest in infrastructure for the duration of fiscal 2001 in hopes of allowing sustainable growth.

        INTEREST AND OTHER EXPENSE. Odwalla had net interest and other expense of $119,000 in the third quarter of fiscal 2001 compared to $55,000 in the third quarter last year. The net interest expense resulted primarily from borrowings under the line of credit and other existing debt for each quarter, including the debt acquired with the Fresh Samantha acquisition.

        For the first thirty-nine weeks of fiscal 2001, we had net interest and other expense of $297,000 compared to $106,000 in the prior year. The increase resulted from the debt acquired with the Fresh Samantha acquisition and new capital lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

        INCOME TAXES. The $630,000 income tax expense for the third quarter represents a 42% effective tax rate, compared to the 20% rate applied in the third quarter last year. The $289,000 income tax benefit for the first thirty-nine weeks of 2001 represents a 63% effective tax rate. The Fresh Samantha acquisition was structured as a tax-free reorganization for income tax purposes. This resulted in intangible and other assets with a basis for accounting purposes, as the acquisition was recorded using purchase accounting, that does not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for the temporary portion of the difference. In accordance with SFAS 109, there remains a permanent difference between the financial accounting basis and the tax reporting basis of certain acquired assets. This and other permanent differences will continue to impact the effective tax applied for financial reporting purposes under SFAS 109. We currently expect that our effective tax rate will be 63% for the remainder of fiscal 2001, although we will not be able to determine the actual rate until the conclusion of the fourth quarter.

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

        On January 11, 2001, Odwalla announced the closure of the Fresh Samantha production facilities. The main components of the cost of the Saco facility closure are as follows:

        - Termination of approximately 60 employees, primarily from the manufacturing operation, and estimated severance payments and related payments of $752,000.

        - Excess leased facilities, excess transportation equipment, and certain other assets having no recoverable value, amounting to an estimated aggregate value of $1,508,000.


LIQUIDITY AND CAPITAL RESOURCES

        At June 2, 2001, we had working capital of $13.0 million compared to working capital of $11.7 million at September 2, 2000. At June 2, 2001, we had cash and cash equivalents and short-term investments of $2.4 million, compared to $5.4 million at September 2, 2000. The decrease resulted primarily from cash provided by operating activities offset by cash used for capital asset purchases.

        Net cash provided by operating activities in the first thirty-nine weeks of fiscal 2001 was $2.4 million. This consisted of the net loss plus depreciation, amortization, and decreases in inventories, accounts payable and accrued payroll, offset by increases in accounts receivable, prepaid expenses, other current and non-current liabilities, and other non-current assets. Increases in accounts receivable are generally due to increased sales volume. The inventory decrease results primarily from a seasonal reduction in raw materials, partially offset by higher finished goods inventory due to increased sales volume, and higher packaging inventory associated with the transition of Samantha production to Dinuba at the end of the third quarter. The accounts payable decrease is primarily due to a reduction in liability associated with a new computer system implemented earlier in the fiscal year. Accrued expenses, both current and long-term, are higher due to the restructuring and other charges previously discussed.

        Net cash used in investing activities in the first thirty-nine weeks of fiscal 2001 was $4.0 million. The decrease consisted primarily of capital expenditures for production equipment at the Dinuba plant, data processing and computer hardware and software as we continue our infrastructure investment, and display coolers. This was partially offset by the sale of short-term investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:


        Net cash provided by financing activities in the first thirty-nine weeks of fiscal 2001 was $130,000. This consisted of the issuance of common stock partially offset by principal payments under long term-debt and capital leases.

        We've used, and expect to continue to use, both operating and capital lease financing to obtain refrigeration coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. If we don't obtain adequate lease or other financing, our inability to obtain needed equipment may negatively impact our operations. For the first thirty-nine weeks of fiscal 2001, we utilized significant cash to purchase equipment that we were unsuccessful in leasing at acceptable terms. At June 2, 2001, we owed $2.2 million for capital lease obligations, primarily related to leasing of production equipment, computer equipment and vehicles. In fiscal 2000, borrowings under our line of credit were at lower levels than in the prior year and we recognized interest income from the invested proceeds of the February 1999 Series A Stock offering.

        On July 12, 2001, Odwalla and Fresh Samantha entered into a Business Loan Agreement providing up to $10.0 million of borrowing capability, including the ability to issue letters of credit up to a certain maximum amount. Borrowings are limited to 75% of eligible accounts receivable, which generally represent all trade accounts receivable less delinquent balances and other balances as defined in the Business Loan Agreement. Odwalla is also required to meet certain covenants, including maintenance of certain financial ratios including, fixed charge coverage, quick and leverage ratios and certain limitation on losses. The Business Loan Agreement also contains certain business restrictions, including limitations on the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, purchase of Odwalla stock, ability to encumber or sell Odwalla or Fresh Samantha assets, and limitations on other business transactions without prior approval from the lender. Interest is payable monthly at the prime interest rate plus 0.0% to 0.5% depending on certain financial ratios. The initial rate is prime plus 0.25%. We may also select either a IBOR or LIBOR rate plus 2.75% to 3.5% depending on certain financial ratios. The Business Loan Agreement has a two-year term ending in July 2003. Accounts receivable, inventories, intellectual property, other general and personal property of Odwalla and Fresh Samantha provide collateral under the Business Loan Agreement.

        This facility replaced a prior credit facility. We had exceeded the capital asset acquisition limitation and debt service coverage covenants in the prior credit facility. Because of the pending termination of the prior credit facility, we did not request and did not receive a waiver of the covenant violation. The unamortized costs of loan fees of approximately $160,000 associated with the prior credit facility are expected to be written off in the fourth quarter of fiscal 2001.

        Our prior Credit Agreement provided borrowings under a revolving credit facility up to $10.0 million. We were also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The first $2.0 million of borrowings did not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million were limited to 80% of eligible accounts receivable. The Credit Agreement defined eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. The Credit Agreement also contained certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. Interest was payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The Credit Agreement had a three-year term ending in April 2003, although the lender had notified us that they would not extend additional credit or renew the agreement upon termination.

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


OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

        PRODUCTS, DISTRIBUTION AND TRADE PARTNERS. Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free original and chocolate milk, all-natural meal replacement and dairy-free shakes, nourishing food bars and natural spring water. All of our juices are currently flash pasteurized and some are produced on a seasonal basis. Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date. In addition, because of our "day of production" quality standards, products reflect the seasonal changes in fruit varieties in color and taste. Our production methods are designed to minimize the effect of processing on the fruit juice extracted. Our entire product line varies due to a significant component of seasonal ingredients, seasonal product usage, and the addition and deletion of products.

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

        Our products are sold and distributed primarily through our DSD system, which is serviced by route sales representatives who sell, deliver and merchandise products to our trade partners. This DSD system is designed to allow us to preserve the integrity of our highly perishable all-natural products, optimally manage delivery schedules, efficiently control product mix, keep store shelves or our own coolers stocked with freshly prepared products and have a greater influence on determining in-store location and merchandising of our products. At most DSD accounts, we stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space, as well as other handling fees, and to maintain control over our product merchandising at the point of sale. We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners don't receive credit for unsold products. Consumers can purchase our products at supermarkets, specialty retail stores, natural food stores, convenience stores, warehouse outlets, on-line grocers and institutional food service trade partners. We also distribute our products through third party distributors. This distribution channel, with merchandising support provided by the distributors' employees and/or our employees, provides opportunities to expand product distribution in selected markets, some of which may be geographically difficult for us to service, and still maintain relationships with trade partners. We sell directly to the third party distributors and they generally don't receive credit for unsold product.

        RAW MATERIALS. Producing and selling our minimally processed products entails special requirements in ingredient sourcing, production, distribution and sales in order to preserve and maximize the flavor profile and nutritional integrity of the products. We source and select fruits and vegetables to meet a variety of established criteria, including overall quality, flavor profile, variety, ripeness and other factors. Processing of the fruit and vegetables is performed in a manner that captures and preserves the various qualities of fresh and consistent flavors. Odwalla has focused on each of these elements in an effort to achieve our goal of providing the safest, best tasting and most nutritious beverages and other products for consumers.

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

        Odwalla is pursuing a no genetically engineered organisms status on our entire product line. However, ingredients that are not genetically modified are at times difficult to source in the required volumes. Genetically modified organisms are the product of splicing or modifying crops to release new organisms to the environment. Crops are genetically modified in order to increase crop yields, to withstand high doses of herbicides or to produce their own insecticides. There are uncertainties about the potential risks genetically modified foods pose to humans and the environment. We intend to provide our consumers information about any genetically modified organisms used in our products.

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

        GOVERNMENT REGULATION. The production and sales of beverages are subject to the rules and regulations of various federal, state and local food and health agencies, including the U.S. Food and Drug Administration and the California State Food and Drug, Department of Health Services. In 1998, the FDA regulations for fresh apple juice went into effect. The final regulations for fruit and vegetable juices were enacted in January 2001. The FDA's ruling for citrus was to require all fresh juice processors to show a 5-log reduction in potential pathogenic bacterial loads, which represents a 100,000 fold reduction in the numbers of the most resistant pathogens. The regulation also requires a Hazard Analysis Critical Control Point plan, or HACCP. All Odwalla and Samantha products produced in our Dinuba, California facility are manufactured under a HACCP plan with validated critical control points. This includes pasteurization of the products. By meeting the pasteurization and HACCP requirements, Odwalla and Samantha products meet the FDA Regulations.

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

        CONCENTRATION OF PRODUCTION CAPACITY. All of our juice production capacity is located at our Dinuba, California facility. We currently expect a Florida facility to begin operations in late calendar 2002, one year later than we had estimated earlier this year. The delay is primarily due to delays in obtaining the necessary permits to begin construction of the facility and the lower than projected East Coast sales volume growth. We also currently utilize a citrus co-packer in Florida for Samantha brand single-strength citrus products. Because we maintain minimal finished goods inventory at all production locations as part of our "day-of-production" production system, we could be challenged to continue to produce an adequate supply of beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption at our Dinuba facility would seriously harm our business and results of operations. Separate companies produce and package our spring water, food bars and frozen bars.

        LACK OF DIVERSIFICATION. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our DSD system. Although we've added dairy-free shakes, dairy-free original and chocolate milk, meal replacement beverages, spring water, and food bars, and are using more third party distributors, the risks associated with focus on essentially one product are exemplified by the material adverse effect on our business and results of operations that resulted from the impact of the California citrus freeze in December 1998. Any significant decrease in the consumption of beverages generally or specifically with respect to our products would have an adverse effect on our business and results of operations.

        RISKS RELATED TO EXPANSION. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Due to the extent of our operating losses in recent years until the third quarter of fiscal 2000 and the effort to complete the Fresh Samantha integration, we currently anticipate limited expansion in fiscal 2001 beyond existing markets. There can be no assurance that we will expand into new geographic areas or continue to invest in newer markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs resulting from the perishable nature of our products and current reliance on the personnel-intensive DSD system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

        The Fresh Samantha acquisition has presented challenges to management, including the integration of the operations, product lines, technologies and personnel of Odwalla and Fresh Samantha and diversion of management attention. We cannot assure you that we will successfully integrate or profitably manage Fresh Samantha's businesses. In addition, we cannot assure you that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the merger will result in increased earnings for the combined companies in any future period. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Odwalla's businesses, including the business acquired in the merger. Additionally, the combined company may experience slower rates of growth as compared to historical rates of growth of Odwalla and Samantha independently. Although we believe that the merger was in the best interest of Odwalla and its shareholders, we cannot assure you that the companies will realize the anticipated benefits of the merger.

        In January 2001, we announced that we were closing the Saco, Maine production facility and relocating East Coast production to a new facility to be constructed in southern Florida. We currently expect a Florida facility to begin operations in late calendar 2002, one year later than we estimated earlier this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued:

The delay is primarily due to delays in obtaining the necessary permits to begin construction of the facility and the lower than projected East Coast sales volume growth. We have not completed negotiations for an appropriate site in Florida, entered into a construction contract, or completed financing arrangements for the new facility. Difficulties in negotiating a site location or financing acceptable to Odwalla may occur. This could negatively impact the timely completion of construction of the new facility, which could ultimately result in additional costs to us.

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

to third parties in the past and may continue this practice. While we attempt to ensure that the quality of our brand is maintained by these third party licenses, we can't be sure that these third parties will not take actions that might seriously harm the value of our proprietary rights or the reputation of our products, either of which could have a material adverse effect on our business. Product package and merchandising design and artwork are important to the success of Odwalla, and we intend to take action to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. This action could be time-consuming, result in costly litigation and divert management personnel. Furthermore, there can be no assurance that we would be successful in such action. We currently do not have any patents.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We currently do not have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at June 2, 2001.

        FOREIGN CURRENCY RATE RISK. As almost all of our sales and expenses are denominated in U.S. dollars, we have experienced only insignificant foreign exchange gains and losses to date, and we do not expect to incur significant gains and losses in the future. We do not engage in foreign currency hedging activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        The following personal injury claims and legal proceedings seek monetary damages and other relief relating to the product recall in 1996, as discussed in
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations":

        1. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, San Jose, California on June 2, 1997 and served on June 16, 1997. The trial date for this matter is currently set to begin October 29, 2001.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        B. REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 2, 2001.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ODWALLA, INC.
                                            (Registrant)


Date:  July 13, 2001                        By:  /s/  D. STEPHEN C. WILLIAMSON
                                                 -------------------------------
                                                 D. Stephen C. Williamson
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date: July 13, 2001                         By:  /s/  JAMES R. STEICHEN
                                                 -------------------------------
                                                 James R. Steichen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)