Form 10-K
period 2001-09-01
ODWALLA INC
filed 2001-11-29
CIK 892058

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
                                 [ODWALLA LOGO]

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission file number 0-23036

                                  ODWALLA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        California                                       77-0096788
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of November 20, 2001, was approximately $83,595,270 (based on the closing price for shares of the Registrant's common stock as reported by the Nasdaq National Market for the last trading day prior to that date). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On November 20, 2001 approximately 11,218,023 shares of the Registrant's common stock, no par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        None.

                            [Cover Page 2 of 2 pages]

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 7); competition (page 8); our dependence on significant trade partners (page 8); government regulations that may impact our business (page 9); the specific risk factors discussed on pages 9 to 12; legal proceedings (page 13); and commitments and contingencies described in Note 4 to the financial statements. Investors should also refer to other documents that we file from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        Odwalla began operations in September 1980 and was incorporated in California in September 1985. When we refer to "we," "Odwalla" or the "Company" in this Form 10-K, we mean our California corporation (Odwalla, Inc.) and our Maine corporation (Fresh Samantha, Inc.), which we acquired on May 2, 2000. When we refer to "Samantha," in this Form 10-K, we mean the branded products of Fresh Samantha, Inc.

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

        We seek to accomplish our business objectives by leading the industry in beverage and food knowledge, optimizing quality through sourcing and production, controlling product access and distribution from production through retail, artful presentation, growing through geographic and product line expansion, leveraging our information systems, interacting with consumers and living our vision.

        Odwalla's sourcing procedures and production methods enable us to create products with high nutritional value and flavor quality. The distribution of our products through both our own and other direct-store-delivery systems allows us to control product quality and presentation, as well as to develop relationships with trade partners. We sell and distribute our products to over 7,500 retail locations, including supermarkets, specialty retailers, natural food stores, warehouse outlets, convenience stores, on-line grocers and food service operators through our direct-store-delivery system.

        Odwalla is committed to certain values -- nourishing consumers, shareholders and other stakeholder groups; environmental awareness; and support for the communities we serve. We believe that our products reflect these values.

        Odwalla products are currently sold in almost 40 states. Our nourishing food bars are available in additional states and can also be purchased through our Web site at www.odwalla.com.

ACQUISITION BY THE COCA-COLA COMPANY

        Odwalla has entered into an Agreement and Plan of Merger, dated as of October 29, 2001 (the "Merger Agreement"), with The Coca-Cola Company ("TCCC") and TCCC Acquisition Corp. (formerly known as Perry Phillip Corp., the "Offeror"), a wholly owned subsidiary of TCCC. Pursuant to the Merger Agreement, the Offeror has offered (the "Offer") to purchase all of the outstanding shares of common stock of Odwalla for $15.25 per share, net to the seller in cash, less any required withholding taxes and without interest thereon (the "Offer Price"). The Offer was launched on November 6, 2001. On that date, TCCC and the Offeror filed a Tender Offer Statement on Form TO with the Securities and Exchange Commission (the "SEC"), and Odwalla filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC. The Offeror and TCCC also began distributing the Offer materials, including the Tender Offer Statement and Solicitation/Recommendation Statement, on November 6, 2001. Odwalla shareholders are urged to read the Offer materials carefully.

        The Merger Agreement, among other things, provides for the Offer, and, upon the terms and subject to the conditions of the Merger Agreement and in accordance with the California General Corporation Law (the "CGCL"), provides that the Offeror will be merged with and into Odwalla (the "Merger") and each share of Odwalla common stock then outstanding (other than shares owned by TCCC, the Offeror, their direct or indirect subsidiaries and dissenting shareholders, if any) will be converted into the right to receive the Offer Price less any required withholding taxes and without interest thereon. Following the Merger, Odwalla will continue as the surviving corporation (the "Surviving Corporation") and become a wholly owned subsidiary of TCCC. The separate corporate existence of the Offeror will cease.

        The Offer is conditioned upon there being validly tendered and not withdrawn prior to the expiration date of the Offer, which is scheduled to be December 6, 2001, but which may be extended in accordance with the provisions of the Merger Agreement, at least ninety and one-tenth percent (90.1%) of the shares of Odwalla common stock then outstanding, including, for purposes of such calculation, shares that are issuable upon exercise of vested options and outstanding warrants but excluding shares that are issuable upon the exercise of options and warrants of Odwalla that are cancelled pursuant to the Merger Agreement (the foregoing being referred to herein as "Fully Diluted Basis") (the "Minimum Condition"). The Offer is also subject to the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), and the satisfaction or waiver of other terms and conditions set forth in the Merger Agreement. The waiting period under the HSR Act expired on November 19, 2001.

        Concurrently with the execution of the Merger Agreement, and as a condition and inducement to TCCC's and the Offeror's entering into the Merger Agreement, Odwalla entered into a Stock Option Agreement, dated as of October 29, 2001 (the "Option Agreement"), with TCCC and the Offeror. Pursuant to the Option Agreement, Odwalla granted to the Offeror an irrevocable option (the "Top-Up Stock Option") to purchase that number of shares of Odwalla common stock (the "Top-Up Option Shares") equal to the number of shares that, when added to the number of shares owned by TCCC and the Offeror immediately following consummation of the Offer, will constitute 90.1% of the shares of Odwalla common stock then outstanding on a Fully Diluted Basis (assuming the issuance of the Top-Up Option Shares). However, the Top-Up Stock Option will not be exercisable if the number of shares of Odwalla common stock subject to the Top-Up Stock Option exceeds the number of shares available for issuance or the issuance of such shares requires the approval of the Odwalla shareholders under the rules of the National Association of Securities Dealers.

        If the Minimum Condition is not satisfied on any scheduled expiration date of the Offer, at the request of Odwalla, the Offeror shall, and TCCC shall cause the Offeror to take any of the following actions at the discretion of the
Offeror: (x) extend the Offer pursuant to the provisions of the Merger Agreement, (y) amend the Offer in contemplation of exercising the Top-Up Option to reduce the Minimum Condition to that number of shares of Odwalla common stock (the "Option Exercise Minimum Number") equal to the number of shares which, when combined with the number of shares issued upon exercise of the Top-Up Option, equals 90.1% of the shares of Odwalla common stock then outstanding on a Fully Diluted Basis or (z) amend the Offer to provide that, if (i) the Minimum Condition is not satisfied at the next scheduled expiration date of the Offer (after giving effect to the issuance of any shares of Odwalla common stock acquired by TCCC or the Offeror) and (ii) the number of shares of Odwalla common stock tendered pursuant to the Offer and not withdrawn as of such next scheduled expiration date is more than 50% of the then outstanding shares, the Offeror shall waive the Minimum Condition and amend the Offer to reduce the number of shares of Odwalla common stock subject to the Offer to 49.9% of the shares then outstanding (the "Revised Minimum Number") and, subject to the prior satisfaction or waiver of the other conditions of the Offer, purchase, on a pro rata basis, the Revised Minimum Number of shares.

        Under the CGCL, if TCCC or the Offeror acquires, pursuant to the Offer or otherwise, at least 90% of the shares of Odwalla common stock then outstanding, it will be able to effect the Merger without a vote of the shareholders. In such event, TCCC, the Offeror and Odwalla have agreed in the Merger Agreement to take, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, all necessary and appropriate action to cause the Merger to be effective as soon as practicable after the acceptance for payment and purchase of shares of Odwalla common stock pursuant to the Offer, without a meeting of shareholders of Odwalla, in accordance with the CGCL.

        Under the CGCL, the merger consideration paid to the shareholders of Odwalla may not be cash if TCCC and the Offeror own, directly or indirectly, more than 50% but less than 90% of the then outstanding, shares of Odwalla common stock, unless either all the shareholders of Odwalla consent to the Merger or the Commissioner of Corporations of the State of California approves, after a hearing, the terms and conditions of the Merger and the fairness thereof. If, pursuant to the Offer, the Option Agreement or otherwise, the Offeror does not acquire shares of Odwalla common stock that, taken together with shares owned by TCCC, represent at least 90.1% of the shares of Odwalla common stock then outstanding on a Fully Diluted Basis as of any scheduled expiration date of the Offer, and the Offeror instead amends the Offer to reduce the number of shares of Odwalla common stock subject to the Offer to the Revised Minimum Number, then the Offeror, together with TCCC, would own 49.9% of the shares then outstanding upon consummation of the Offer, and would thereafter solicit the approval of the Merger and the Merger Agreement by a majority vote of the shareholders of Odwalla. Under such circumstances, a significantly longer period of time will be required to effect the Merger.

        Concurrently with the execution and delivery of the Merger Agreement, TCCC, entered into Tender Agreements, dated October 29, 2001 (the "Tender Agreements"), with each of the following shareholders: Bain Capital Fund VI, L.P.; BCIP Associates II; BCIP Trust Associates II; BCIP Associates II-B; BCIP Trust Associates II-B; BCIP Associates II-C; PEP Investments Pty. Limited; U.S. Equity Partners, L.P.; U.S. Equity Partners (Offshore), L.P.; Catterton-Simon Partners III, L.P.; D. Stephen C. Williamson; James R. Steichen; Theodore R. Leaman III; Douglas K. Levin; Michael Carter; Julie Carter; and Robert Carter (collectively, the "Tendering Shareholders"). Pursuant to the Tender Agreements, the Tendering Shareholders agreed to tender into the Offer an aggregate of 6,280,594 shares of Odwalla common stock owned by the Tendering Shareholders (the "Committed Shares"). The Committed Shares represent approximately 57% of the total outstanding shares of Odwalla common stock as of October 29, 2001.

        The Tender Agreements also provide that Bain Capital Fund VI, L.P.; BCIP Associates II; U.S. Equity Partners, L.P.; U.S. Equity Partners (Offshore), L.P.; Catterton-Simon Partners III, L.P.; D. Stephen C. Williamson; Douglas K. Levin; Michael Carter; Julie Carter; and Robert Carter (the "Voting Shareholders"), representing in the aggregate 5,950,650 shares or 54% of the total outstanding shares of Odwalla common stock as of October 29, 2001, irrevocably appoint the Offeror as their proxy to vote their portion of such Committed Shares in connection with the transaction in the following manner: (1) for the adoption and approval of the Merger Agreement and the Merger and (2) in any manner as TCCC, in its sole discretion, may see fit with respect to any extraordinary corporate transaction (other than the Merger), such as a merger, consolidation, business combination, tender or exchange offer, reorganization, recapitalization, liquidation, sale or transfer of a material amount of the assets or securities of Odwalla or any of its subsidiaries (other than pursuant to the Merger) or any other change of control involving Odwalla or any of its subsidiaries, including, but not limited to, any proposal from a third party with respect to a merger, consolidation, share exchange, tender offer or similar transaction involving Odwalla or any subsidiary of Odwalla, or any purchase or other acquisition of 20% or more of the assets of Odwalla or any subsidiary of Odwalla or any purchase or other acquisition of any equity interest in Odwalla or any subsidiary of Odwalla. Notwithstanding the foregoing grant to TCCC of the irrevocable proxy, if TCCC elects not to exercise its rights to vote the shares of Odwalla common stock subject to the Tender Agreements, the Voting Shareholders have agreed, (i) to vote such Voting Shareholder's shares of Odwalla common stock in favor of or give such Voting Shareholder's consent to, as applicable, a proposal to adopt and approve the Merger Agreement and the Merger, or (ii) to vote such Voting Shareholder's shares of Odwalla common stock in the manner directed by TCCC if the issue on which the Voting Shareholder is requested to vote is a matter described in clause (2) of the preceding sentence, in each case at any annual, special or other meeting or action of the shareholders of Odwalla, in lieu of a meeting or otherwise.

        The Merger Agreement provides that, promptly after the Offeror acquires shares of Odwalla common stock which represent at least the Minimum Condition, the Option Exercise Minimum Number or the Revised Minimum Number, the Offeror will be entitled to designate such number of directors, rounded up to the next whole number, on the Board of Directors of Odwalla (the "Post-Acceptance Board"), subject to compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, as will make the number of Odwalla's directors designated by the Offeror equal to the product of (1) the total number of available seats on the Board of Directors and (2) the percentage that the number of shares of Odwalla common stock owned by the Offeror and TCCC bears to the total number of shares of Odwalla common stock issued and outstanding, provided that, prior to or upon the purchase by the Offeror of any shares of Odwalla common stock in the Offer, Odwalla shall increase the number of directors on the Board of Directors from seven to eight and shall maintain the number of directors at eight until the effective time of the Merger. Prior to the effective time of the Merger, Odwalla shall use its reasonable best efforts to ensure that the Post-Acceptance Board includes four directors in office as of October 29, 2001 (the "Continuing Directors"). Odwalla shall, at such time, take all actions necessary to cause the Offeror's designees to be so elected by its existing Board of Directors. In addition, Odwalla will use its reasonable best efforts to cause individuals designated by the Offeror to constitute the same percentage as such individuals represented on the Post-Acceptance Board of each committee of such Post-Acceptance Board (other than any committee of such Post-Acceptance Board established to take action under the Merger Agreement).

        In connection and simultaneously with the Offer, Odwalla has agreed to use its reasonable best efforts to ensure that each holder of outstanding options (whether vested or unvested) to acquire any shares of Odwalla common stock (the Company Options) granted under Odwalla's Stock Option Plan adopted in 1993, Odwalla's 1994 Non-Employee Directors' Stock Option Plan and Odwalla's Amended and Restated 1997 Stock Option/Stock Insurance Plan will execute an agreement to exchange immediately prior to the consummation of the Offer such holder's Company Options to Odwalla for an amount in cash determined by multiplying (A) the excess, if any, of the Offer Price over the applicable exercise price per share of the Company Option (regardless of the exercise price) by (B) the number of shares of Odwalla common stock subject to the Company Options (whether vested or unvested) held by such holder (such amount, the "Option Consideration") less any amounts withheld to satisfy applicable tax obligations. Upon the expiration date of the Offer, each holder of Company Options immediately prior to the consummation of the Offer, who has exchanged such Company Options shall become entitled to the Option Consideration, and all rights of such holder associated with the Company Options shall be terminated and canceled. As of the effective time of the Merger, either (1) each Company Option not so exchanged immediately prior to the consummation of the Offer shall be canceled, and in consideration for such cancellation the holder shall become entitled to receive an amount in cash equal to the Option Consideration, subject to any amounts withheld to satisfy applicable tax obligations, or (2) Odwalla shall use its reasonable best efforts to ensure that each holder of a Company Option shall execute an agreement which provides that such Company Option shall be canceled, and in consideration for such cancellation the holder thereof shall become entitled to receive an amount in cash equal to the product of (x) the number of shares of Odwalla common stock subject to the Company Options, whether vested or unvested, held by such holder and (y) the excess of the consideration paid for shares of common stock in the Offer per share over the per share exercise price of each such Company Option, subject to any amounts withheld to satisfy applicable tax obligations.

        See the section entitled "Executive Compensation--Employment Agreements" for a discussion of the employment agreements between Odwalla and D. Stephen C. Williamson. Also, see the section entitled "Certain Relationships and Related Transactions--Loans to Odwalla Executives for Exercise of Stock Options" for a discussion of loans that may be made to D. Stephen C. Williamson, James R. Steichen and Theodore R. Leaman III in the event TCCC requires that the Executives exercise their options in connection with the Offer.

        The Board of Directors of Odwalla has unanimously approved the Offer and the Merger and approved and adopted the Merger Agreement and the Option Agreement and the transactions contemplated thereby, including the Offer, the Option and the Merger, and determined that the terms of the Offer, the Option and the Merger, are fair to and in the best interests of the shareholders of Odwalla, and recommends that all holders of shares of Odwalla common stock accept the Offer and tender their shares pursuant to the Offer.

ACQUISITION OF FRESH SAMANTHA

        On May 2, 2000, we completed our acquisition of Fresh Samantha. We accounted for the acquisition of Fresh Samantha as a purchase for accounting purposes and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. Odwalla's financial statements reflect results of Fresh Samantha as a wholly owned subsidiary of Odwalla since the acquisition. Note 2 to the Consolidated Financial Statements provides further information regarding the acquisition.

PRODUCTS, DISTRIBUTION AND TRADE PARTNERS

        Our current product line consists of single-flavor and blended fruit- and vegetable-based juice products, dairy-free original and chocolate milk, all-natural meal replacement and dairy-free shakes, nourishing food bars and natural spring water. All of our juices are currently flash pasteurized and some are produced on a seasonal basis.

        Odwalla products are currently sold in Alaska, Arizona, British Columbia, California, Colorado, Connecticut, Delaware, Florida, Georgia, Guam, Idaho, Illinois, Indiana, Iowa, Louisiana, Maine, Massachusetts, Maryland, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Nevada, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Virginia, Washington state, Washington, D.C. area, Vermont, and Wisconsin.

        We use our branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic for the Odwalla brand. This bottle retains fresh fruit flavor notes better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of Odwalla's proprietary bottle also extend the shelf life of our products. We establish shelf life standards for each product to maintain the flavor and nutritional integrity that consumers associate with freshly produced fruit and vegetable beverages. The shelf life of Odwalla's fruit and vegetable-based products is typically between 10 and 25 days at a retail outlet. Although the cost of the new bottle is approximately 50% greater than the prior bottle, we believe that the ability to extend shelf life and thus our distribution capabilities help offset the increased cost. In November 2001, we introduced a branded, custom-designed 450 milliliter bottle made from recyclable, HDPE plastic for the Samantha brand. Our food bars have a significantly longer shelf life. Our policy is to have all products removed from trade partners' shelves on or before their Odwalla-established expiration date.

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

        Our products are sold and distributed primarily through our direct-store-delivery system, which is serviced by route sales representatives who sell, deliver and merchandise our products to our trade partners. This direct-store-delivery system is designed to allow us to preserve the integrity of our highly perishable all-natural products, optimally manage delivery schedules, efficiently control product mix, keep store shelves or our own coolers stocked with freshly prepared products and have a greater influence on determining in-store location and merchandising of our products. At most direct-store-delivery accounts, we stock, order and merchandise our products at the point of sale, and we issue credits to the trade partner for unsold product. This full service relationship allows us to avoid paying slotting fees for shelf space, as well as other handling fees, and to maintain control over our product merchandising at the point of sale.

We provide a lesser degree of service to certain trade partners who are responsible for stocking, ordering and merchandising Odwalla products. These trade partners do not receive credit for unsold products. Consumers can purchase our products at supermarkets, specialty retail stores, natural food stores, convenience stores, warehouse outlets, on-line grocers and institutional food service trade partners.

        We also distribute our products through third party distributors. This distribution channel, with merchandising support provided by the distributors' employees and/or our employees, provides opportunities to expand product distribution in selected markets, some of which may be geographically difficult for us to service, and still maintain relationships with trade partners. We sell directly to third party distributors who generally do not receive credit for unsold product. The third party distributors may also have their own direct-store-delivery system or they may deliver product to a trade partner who is then responsible for stocking and merchandising the product. As we increase our penetration in existing markets and grow into new geographic markets, sales through third party distributors will likely increase as a percentage of sales. Our sales to third party distributors are discounted from our standard wholesale pricing.

RAW MATERIALS

        Producing and selling our minimally processed products entails special requirements in ingredient sourcing, production, distribution and sales in order to preserve and maximize the flavor profile and nutritional integrity of the products. We source and select fruits and vegetables to meet a variety of established criteria, including overall quality, flavor profile, variety, ripeness and other factors. Processing of fruit and vegetables is performed in a manner that captures and preserves the various qualities of fresh and consistent flavors. Odwalla has focused on each of these elements in an effort to achieve our goal of providing the safest, best tasting and most nutritious beverages and other products for consumers.

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

        We also source a number of fruits, including tropical fruits, from foreign suppliers in the form of frozen fruit puree. A puree is whole fruit that has been processed, finely cut, heat treated, packed in a container and frozen. A puree is not a concentrate. Purees are combined with the freshly extracted and flash pasteurized juices of other fruits or ingredients in a number of our products. The purees we purchase are heat treated to increase safety and meet government regulations. Most purees are purchased under annual price contracts. Independent companies produce some of our products, including our water and nourishing food bars, to our specifications and recipes.

        As with most agricultural products, the supply and price of raw materials we use can be affected by a number of factors beyond our control, including frost, drought, flood, hurricane and other natural disasters. Weather conditions, economic factors affecting growing decisions, various plant diseases and pests will affect the condition and size of the crop. For example, in December 1998, a freeze damaged citrus crops in the San Joaquin Valley and other portions of California. This freeze had a significant negative impact on the cost and yield of fresh citrus products we used until the impact of the freeze ended in the beginning of the third quarter of fiscal 2000. See Management's Discussion and Analysis of Financial Conditions and Results of Operations beginning on page 16 for more information. Adverse weather conditions could negatively affect our business and results of operations.

        Odwalla is pursuing a no genetically engineered organisms status on our entire product line. However, ingredients that are not genetically modified are at times difficult to source in the required volumes. Genetically modified organisms are the product of splicing or modifying crops to release new organisms to the environment. Crops are genetically modified in order to increase crop yields, to withstand high doses of herbicides or to produce their own insecticides. There are uncertainties about the potential risks genetically modified foods pose to humans and the environment. While we have written and verbal guarantees from our suppliers that the ingredients they supply us do not contain genetically modified organisms, we do not independently test such guarantees. We intend to provide our consumers information about any genetically modified organisms that are used in our products.

COMPETITION

        In a broad sense, our beverages compete with all beverages available to consumers and our food bars compete with all food and energy bars currently available. The natural foods market is highly competitive. It includes national, regional and local producers and distributors; many of them have greater resources than we do, and many of them have shelf-stable products that can be distributed with significantly less cost. We believe our niche is easily accessed nourishing beverages in the refrigerated super premium juice, dairy-free beverages, nourishing food bar and bottled water categories. We believe our direct competition in this market niche is currently from nationally, regionally and locally focused juice producers, certain of which are owned by major beverage producers, nationally branded meal replacement beverage producers, private equity funds, food and energy bar companies, soy product companies and premium bottled water companies.

        Our direct competitors in the juice business include national brands such as Horizon, Just Squeezed, Tropicana, Minute Maid, Newman's Own and Nantucket Nectars. Our juice products also compete with regional brands, many of which are owned by Ultimate Juice Co., a company owned by North Castle Partners, a private equity fund which has heavily invested in the healthy living and aging consumer goods products. Ultimate Juice Co. brands include Naked Juice, a brand which is present in the Western region, Pacific Northwest, and recently on the East Coast; Saratoga Beverage, in several different regions of the United States; Zeigler, predominantly in the Northeast, Midwest and Southeast regions; and Fantasia in Chicago and the Midwest. Other privately owned regional brands of premium juice also serve as competition to Odwalla, including Rocket Juice in the West and the Midwest. `Smoothie Bars' such as Jamba Juice are also considered as direct competitors. In addition, a number of major supermarkets and other retail outlets squeeze and market their own brand of fresh juices that compete with the our products. A decision by North Castle or any other large company to focus on Odwalla's existing markets or target markets could have a material adverse effect on our business and results of operations. Our food bar products, which entered the market in August 1998, compete with several more established companies, including PowerBar (owned by Nestle), Balance Bar (owned by Kraft Foods, a division of Phillip Morris) and Clif Bar. In March 2001, we introduced dairy-free original and chocolate OdwallaMilk(TM), a blend of organic soy, rice and oat milks. This product will compete with several more established brands and companies, including Silk. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations. While we believe that we compete favorably with our competitors on factors including quality, nutritional integrity, food safety, merchandising, service, sales and distribution, multiple flavor categories, brand name recognition and loyalty, our products are typically sold at prices higher than most other competing beverage and bar products.

DEPENDENCE ON ONE OR A FEW MAJOR TRADE PARTNERS

        Safeway, Inc. is our largest single account and accounted for slightly less than 10% of our fiscal 2001 sales. We spend considerable time to maintain a good relationship with Safeway and other significant accounts, but we can't offer any assurance that sales to significant accounts will not decrease or that these trade partners will not choose to replace our products with those of competitors. The loss of Safeway or other significant accounts or any significant decrease in the volume of products purchased by their customers in the future would seriously harm our business and results of operations. Continuity of trade partner relationships is important, and events that impact our trade partners, including their own internal labor disputes, may have an adverse impact on our results of operations. The acquisition of Fresh Samantha in May 2000 expanded our geographic reach and provided a broader base of sales and account relationships.

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

        We are also subject to various federal, state and local environmental laws and regulations that limit the discharge, storage, handling and disposal of a variety of substances and by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act, as well as similar state laws and regulations. We believe that we comply in all material respects with these laws and regulations, although we cannot assure that the cost of future compliance with such laws or regulations will not have a material adverse effect on our results of operations or financial condition. We did not incur any significant costs in fiscal 2001 to comply with environmental laws.

EMPLOYEES

        On November 20, 2001, Odwalla had approximately 700 employees, almost all of whom were full-time employees. We do not have any collective bargaining agreements with our employees, and we believe employee relations are generally good.

OTHER FACTORS AFFECTING ODWALLA'S BUSINESS

        RISKS ASSOCIATED WITH PERISHABLE PRODUCTS. Except for our natural spring water and food bars, Odwalla's products are flash pasteurized and heat treated. Our products do not contain any preservatives. As a result, our products have a limited shelf life. In order to maintain our "day-of-production" flavor quality standards, we further restrict the shelf life of our products through early expiration dates. This restricted shelf life means that we do not have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust fresh fruit and vegetable sourcing and production. In addition, our products are subject to issues such as the fermentation and subsequent bottle bloating due to natural organisms in ingredients. We've historically experienced difficulties in accurately forecasting product demands and expect that challenge to continue. When we do not accurately forecast product demand, we are either unable to meet higher than anticipated demand or we produce excess inventory that cannot be profitably sold. In addition, most of our trade partners have the right to return any products that are not sold by their expiration date. Our inability to meet higher than anticipated demand or excess production or significant amounts of product returns on any of our products could harm our business and results of operations.

        COST SENSITIVITY. Our profitability is highly sensitive to increases in raw materials, labor and other operating costs. Unfavorable trends or developments related to inflation, raw material supply, labor and employee benefit costs, including increases in hourly wage and minimum unemployment tax rates, rent increases resulting from rent escalation provisions in our leases, the availability of hourly employees and increased price or availability of fuel or other energy costs may also adversely affect our results. We've benefited in prior years from relatively favorable inflation rates and part-time labor supplies in our principal market areas. However, there is no assurance that these conditions will continue or that we will have the ability to control costs in the future. In fiscal 1999 and in the first half of fiscal 2000, for example, the cost for citrus products increased significantly due to the citrus crop freeze in California. Additionally, in some markets, the competition for a skilled labor force requires us to pay salaries higher than we have experienced historically and we expect this trend may continue for some period of time.

        PRODUCT LIABILITY. Because our products are not irradiated or chemically treated and are flash or gently pasteurized, they are highly perishable and contain certain naturally occurring microorganisms. From time to time we receive complaints from consumers regarding ill effects allegedly caused by our products. As described in Item 7, "Management's Discussion and Analysis of financial condition and Results of Operations -- Recall and Related Costs" and in Note 2 to the Consolidated Financial Statements, Odwalla conducted a product recall in 1996, and we were also the subject of related legal proceedings and claims. These past claims haven't resulted in any material costs to Odwalla to date, but there can be no assurance that we will not have future claims or that any claims associated with the recall in 1996 will not result in adverse publicity or monetary damages, either of which could seriously harm our business and results of operations. Additionally, although we maintain product liability insurance, our coverage may not be sufficient to cover the cost of defense or related damages in the event of a significant product liability claim.

        ORCHARD PRODUCTION. We depend upon the fruit produced from the trees of large orchards. These trees may become damaged, diseased or destroyed as a result of windstorms, pests, fungal disease or other causes. Additionally, there are types of controllable fungal diseases that can affect fruit production although not fatal to the trees themselves. These types of fungal diseases are generally controllable with fungicides. However, we can't be sure that such control measures will continue to be effective. Any decrease in the supply of fresh fruit as a result of windstorms, pests, fungal disease or other causes could have a material adverse effect on our business and results of operations.

        GEOGRAPHIC CONCENTRATION. In spite of our Fresh Samantha acquisition which increased our presence in the Northeastern portion of the United States, our wholesale accounts and retail trade partners continue to have their largest concentration in Northern California, with most located in the San Francisco Bay metropolitan area. Due to this concentration, natural disasters, including earthquakes, economic downturns and other conditions affecting Northern California may adversely affect our business and results of operations.

        CONCENTRATION OF PRODUCTION CAPACITY. All of our juice production capacity is located at our Dinuba, California facility. We currently expect to obtain a Florida facility and to begin operations in late calendar 2002, one year later than we had previously estimated. The delay is primarily due to delays in obtaining the necessary permits to begin construction of the facility and the lower than projected East Coast sales volume growth. We also currently utilize a citrus co-packer in Florida for Samantha brand single-strength citrus products. Because we maintain minimal finished goods inventory at all production locations as part of our "day-of-production" production system, we could be challenged to continue to produce an adequate supply of beverages in the event that production at or transportation from Dinuba were interrupted by fire, earthquakes, floods or other natural disasters, work stoppages, regulatory actions or other causes. Such an interruption at our Dinuba facility would seriously harm our business and results of operations.

        LACK OF DIVERSIFICATION. Odwalla's business is vertically integrated and centered around essentially one product, all-natural super-premium beverages, sold primarily through our direct-store-delivery system. Although we've added dairy-free shakes, dairy-free original and chocolate milk, meal replacement beverages, spring water, and food bars, and are using more third party distributors, the risks associated with our focus on essentially one product are exemplified by the significant adverse effect on our business and results of operations that resulted from the impact of the California citrus freeze in December 1998.

        Any significant decrease in the consumption of beverages generally or specifically with respect to our products due to general economic declines, competition or other causes, would have an adverse effect on our business and results of operations. The uncertainty following the September 11, 2001 terrorist attacks in New York and Washington, D.C. and the slow down in the national economy have resulted in sales declines, compared to the prior year, in some parts of the country during the initial weeks of fiscal 2002.

        RISKS RELATED TO EXPANSION. Continued growth depends in part upon our ability to expand into new geographic areas, either through internal growth or by acquisition. Due to the extent of our operating losses in recent years until the third quarter of fiscal 2000 and the effort to complete the Fresh Samantha integration, we had limited expansion in fiscal 2001 beyond existing markets and do not expect significant expansion at least through the first half of fiscal 2002. There can be no assurance that we will expand into new geographic areas or continue to invest in new markets or if such expansion or investment is undertaken that it will be successful or that such expansion can be accomplished on a profitable basis. Demands on management and working capital costs resulting from the perishable nature of our products and current reliance on the personnel-intensive direct-store-delivery system may limit the ability, or increase the cost of, expansion into new regions. Furthermore, consumer tastes vary by region and there can be no assurance that consumers located in other regions will be receptive to our products.

        The Fresh Samantha acquisition has presented challenges to management, including the integration of the operations, product lines, technologies and personnel of Odwalla and Fresh Samantha and diversion of management attention. We cannot assure you that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the integration will be successfully completed. Conversely, the combined company may experience slower rates of growth as compared to historical rates of growth of Odwalla and Samantha independently. We cannot assure you that the companies will realize the anticipated benefits of the merger.

        In January 2001, we announced that we were closing the Saco, Maine production facility and relocating East Coast production to a new facility to be constructed in southern Florida. We currently expect a Florida facility to begin operations in late calendar 2002, one year later than we had previously estimated. The delay is primarily due to delays in obtaining the necessary permits to begin construction of the facility and the lower than projected East Coast sales volume growth. We have not completed negotiations for an appropriate site in Florida, entered into a construction contract, or completed financing arrangements for the new facility. Difficulties in negotiating a site location or financing acceptable to Odwalla may occur. This could negatively impact the timely completion of construction of the new facility, which could ultimately result in additional costs to us.

        Acquisitions generally involve a number of special risks, including the diversion of management's resources, issues related to the assimilation of the operations and personnel of the acquired businesses, potential adverse effects on operating results and amortization of acquired intangible assets. In addition, gross margins may be negatively impacted to the extent that gross margins on acquired product lines are lower than Odwalla's average gross margins. If we seek and find attractive acquisition candidates, we may not be able to complete the transaction on acceptable terms, to successfully integrate the acquisition into our operations, or to assure that the acquisition will not have an adverse impact on our operations.

        Any plans to invest in new markets or to consider additional acquisitions may cause us to seek additional financing that may be dilutive to current investors or result in a higher debt-to-equity ratio than would otherwise be the case. Any financing we obtain may not be on terms favorable to us, or available at all.

        RISK RELATED TO TERMINATION OF MERGER AGREEMENT. There can be no assurance that the transaction contemplated by the Merger Agreement and the related tender offer described on page 3 will be completed on a timely basis or at all. We expect that our common stock price, which increased following the announcement of the pending transaction with TCCC, could decline if the transaction is not consummated, or is consummated under different terms. The costs we have incurred for professional fees and related transaction costs are significant and would require use of existing working capital to satisfy these obligations. Demands on management time to negotiate the transaction, prepare for the due diligence process, and manage any issues resulting from the termination or delay of the transaction could impact the business negatively. Additionally, although Odwalla and TCCC entered into confidentiality agreements prior to the due diligence process taking place, TCCC has had the opportunity to learn considerable proprietary information regarding our current and future plans. These and other factors could negatively impact our business.

        QUARTERLY FLUCTUATIONS. Fruits and vegetables we use are purchased in the open market on a negotiated basis, and the price and availability of key ingredients fluctuate on a quarterly basis. Consumers tend to establish certain buying patterns, and a disruption of those buying patterns may result in a decline in sales. Other factors, including expansion into new markets, consummating an acquisition, costs of integrating acquired operations, price promotions of certain products, changes by our competitors, and introduction of new products, can result in fluctuations to sales and costs on a quarterly basis.

        INTELLECTUAL PROPERTY RIGHTS. We believe our trademarks, trade dress, trade secrets and similar intellectual property are critical to Odwalla's success and we attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. We've licensed elements of our distinctive trademarks, trade dress and similar proprietary rights to third parties in the past and may continue this practice. While we attempt to ensure that the quality of our brand is maintained by these third party licenses, we cannot ensure that these third parties will not take actions that might seriously harm the value of our proprietary rights or the reputation of our products, either of which could have a material adverse effect on our business. Product package and merchandising design and artwork are important to the success of Odwalla, and we intend to take action to protect against imitation of our products and packages and to protect our trademarks and copyrights as necessary. This action could be time-consuming, result in costly litigation and divert management personnel. Furthermore, there can be no assurance that we would be successful in such action.

        CONTROL BY OFFICERS AND DIRECTORS. Odwalla's officers, directors and their affiliates beneficially own, in the aggregate, approximately 51% of the outstanding shares of common stock. Through their holdings, these shareholders, acting together, would be able to significantly influence most matters requiring shareholder approval, including the election of a majority of our Board of Directors. This control could have the effect of delaying, deferring or preventing a change of control of the Company.

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

        VOLATILITY OF STOCK PRICE. Odwalla's common stock price has, at certain times, experienced significant price volatility. Announcements of developments related to our business, fluctuations in operating results, failures to meet securities analysts' expectations, general conditions in the fruit and vegetable industries and the worldwide economy, announcements of innovations, new products or product enhancements by us or our competitors, fluctuations in the level of cooperative development funding, acquisitions, changes in governmental regulations, developments in patents or other intellectual property rights and changes in our relationships with trade partners and suppliers could cause the price of our common stock to fluctuate substantially. In recent years the stock market in general, and the market for small capitalization stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of our common stock. Read "Item 5, Market For Registrant's Common Equity And Related Shareholder Matters."

ITEM 2. PROPERTIES

        Our production facility in Dinuba, California, consists of approximately 100,000 square feet of production, office and cold storage space on an approximately 42 acre parcel of land. We own this property and believe we carry adequate property insurance. Our administrative offices are located in Half Moon Bay, California. We have an East Coast distribution center, consisting of approximately 24,000 square feet of warehouse, cold storage and office space, in Jessup, Maryland. We also have 8 distribution centers throughout California and the following primary locations: Denver, Colorado; Stamford, Connecticut; Pompano Beach, Florida; Saco, Maine; Jessup, Maryland; Woburn and Hadley, Massachusetts; Pennsauken, New Jersey; Albuquerque, New Mexico; Brooklyn, New York; Eugene and Portland, Oregon; Austin, Houston and Dallas, Texas; and Seattle, Washington. We lease all our facilities other than the Dinuba production facility. We believe our facilities and equipment are generally in good operating condition and are adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

        The following personal injury claims and legal proceedings seek monetary damages and other relief relating to the product recall in 1996, as discussed in
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recall and Related Costs" and Note 4 to the Consolidated Financial Statements:

       1. The McGregor Case: A personal injury lawsuit filed in Santa Clara County Superior Court, San Jose, California on June 2, 1997 and served on June 16, 1997. A settlement reached on September 6, 2001 received court approval on November 27, 2001.

       2. The Nixon Case: A personal injury lawsuit filed in Sacramento County Municipal Court, Sacramento, California on August 15, 1997. No trial date has been set.

        We maintained commercial general liability insurance totaling $27,000,000 during the period for which the above claims were filed and we promptly notified our insurance carrier of these events. We are unable to determine the potential liability from the remaining legal proceedings and claims. The recall related legal proceedings settled to date were covered under our commercial general liability insurance policy and did not result in any additional costs to us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the shareholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Odwalla's common stock began trading on the Nasdaq SmallCap Market in December 1993 at the time of our initial public offering. Since May 18, 1995, our stock has traded on the Nasdaq National Market under the symbol "ODWA." The following table shows the range of high and low sales prices reported on the Nasdaq National Market for the periods indicated. On November 20, 2001, the closing price of Odwalla's common stock was $15.21.

        FISCAL YEAR ENDED SEPTEMBER 1, 2001        HIGH          LOW
                                                  -------      -------
          Fourth Quarter                          $ 11.00      $  7.30
          Third Quarter                           $ 10.59      $  8.75
          Second Quarter                          $10.625      $ 8.563
          First Quarter                           $ 11.50      $  6.25


        FISCAL YEAR ENDED SEPTEMBER 2, 2000         HIGH          LOW
                                                  -------      -------
          Fourth Quarter                          $  8.00      $ 5.875
          Third Quarter                           $ 9.125      $  5.25
          Second Quarter                          $  9.50      $ 4.625
          First Quarter                           $ 7.625      $ 4.313


        As of November 20, 2001, there were approximately 329 holders of record of the Company's common stock.

DIVIDEND POLICY

        We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business and not pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following table shows selected consolidated financial information for Odwalla for the past five fiscal years. To better understand the information in the table, you should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 16, and the Consolidated Financial Statements and Notes beginning on page 40. The consolidated financial information includes the results of operations of Fresh Samantha since the acquisition on May 2, 2000.

                                                                                  Fiscal Year
                                                   -------------------------------------------------------------------------
                                                     1997            1998            1999            2000             2001
                                                   ---------       ---------       ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA:                                        (in thousands, except per share data)
Net sales ...................................      $  52,630       $  59,088       $  68,042       $  93,450       $ 128,260
Cost of sales ...............................         27,650          29,236          35,542          47,477          61,723
                                                   ---------       ---------       ---------       ---------       ---------
Gross Profit ................................         24,980          29,852          32,500          45,973          66,537
Operating expenses:
 Sales and distribution .....................         22,465          20,445          24,254          31,815          45,574
 Marketing ..................................          2,919           2,696           2,908           2,795           3,672
 General and administrative .................          7,625           6,710           7,449           9,616          11,518
 Amortization of intangible assets from
   Fresh Samantha acquisition ...............             --              --              --             711           2,308
 Restructuring and other charges ............             --              --              --              --           3,490
 Recall and related costs ...................          6,518           1,242             250              --              --
                                                   ---------       ---------       ---------       ---------       ---------
    Total operating expenses ................         39,527          31,093          34,861          44,937          66,562
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) from operations ...............        (14,547)         (1,241)         (2,361)          1,036             (25)
Proceeds from insurance settlement, net .....             --              --              --           5,458              --
Series A preferred stock inducement
   expense ..................................             --              --              --          (1,587)             --
Other income (expense), net .................            210            (163)            (40)           (112)           (211)
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes ...........        (14,337)         (1,404)         (2,401)          4,795            (236)
Income tax (expense) benefit ................          1,901              25             359          (1,140)           (198)
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss) ...........................        (12,436)         (1,379)         (2,042)          3,655            (434)
Preferred stock dividend ....................             --              --            (267)           (568)             --
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss) applicable to
   common shareholders ......................      $ (12,436)      $  (1,379)      $  (2,309)      $   3,087       $    (434)
                                                   =========       =========       =========       =========       =========

Basic net income (loss) per share
 applicable to common shareholders ..........      $   (2.49)      $   (0.27)      $   (0.45)      $    0.44       $   (0.04)
                                                   =========       =========       =========       =========       =========

Diluted net income (loss) per share
 applicable to common shareholders ..........      $   (2.49)      $   (0.27)      $   (0.45)      $    0.43       $   (0.04)
                                                   =========       =========       =========       =========       =========


                                                            End of Fiscal Year
                                       -----------------------------------------------------------
                                        1997         1998         1999          2000         2001
                                       -------      -------      -------      -------      -------
                                                              (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments .........      $ 3,225      $ 3,191      $ 7,369      $ 5,392      $ 4,364
Working capital .................        1,449        1,849        7,674       11,712       12,092
Total assets ....................       31,006       29,350       35,305       89,354       91,085
Long-term liabilities ...........          441          888          688       12,076       13,013
Total shareholders' equity ......       17,635       16,445       21,954       60,672       60,480

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like "we expect," "we want," "we anticipate" or "we believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks that could affect various aspects of our business are included throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: availability and pricing of raw materials (page 7); competition (page 8); our dependence on significant trade partners (page 8); government regulations that may impact our business (page 9); the specific risk factors discussed on pages 9 to 12; legal proceedings (page 13); and commitments and contingencies described in Note 4 to the financial statements. Investors should also refer to other documents that we file from time to time with the Securities and Exchange Commission in conjunction with the following discussion and analysis.

OVERVIEW

        This section provides information about our operating results and changes in financial position over the past three years and should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 40. Fiscal 2001 contained 52 weeks compared to 53 weeks in fiscal 2000 and 52 weeks in fiscal 1999. Our rate of sales growth in fiscal 2001 compared to fiscal 2000 on a comparative 52 week basis was approximately 41% versus 37% due to the additional week of sales in fiscal 2000. Other than the rate of sales growth distinction, we do not consider the impact of the one less week in the fiscal period to be material to overall fiscal 2001 financial performance. The operating results and other financial information discussed below include the results of Fresh Samantha since the acquisition was completed on May 2, 2000.

GENERAL BUSINESS

        Net sales in fiscal 2001 increased to $128.3 million, an increase of 37% from $93.4 million of sales last year, which represents a record sales year for Odwalla. Our net loss for fiscal 2001 was ($434,000) or ($0.04) per basic and diluted share compared to a gain of $3.1 million or $.44 per basic share and $0.43 per diluted share last year. Net income in fiscal 2001, excluding the restructuring and other charges recorded in the second quarter, was $1.7 million or $0.15 per basic and diluted share. Net income in fiscal 2000, excluding, net of tax, the insurance settlement proceeds, the cost of converting Series A preferred stock, and the preferred stock dividend, was $603,000 or $0.09 per basic share and $0.08 per diluted share.

        Before considering the impact of the Fresh Samantha acquisition, our sales strength this year has come predominantly from continued penetration in existing markets and sales of new products. We believe that continued recognition of the Odwalla and Samantha brand and consumer attraction to our products, new product introductions, better store shelves placement, increased placement of branded in-store coolers, and increased delivery system support has contributed to our sales growth. We experienced a sales growth rate decline in the second half of the fiscal year in some parts of the country due to the slowing of the economy and operational challenges in certain East Coast markets.

        We experience quarterly fluctuations in sales and costs, particularly in raw materials, which are sometimes significant and we anticipate that these fluctuations will continue in future quarters. Some factors behind the fluctuations include: changes in the price or availability of raw materials, particularly fruit products, due to seasonality, weather and other factors; new product introductions; costs of expansion into new markets, which can continue for many quarters beyond the market entry date; increased competition; sales promotions; buying patterns of consumers; competitor product introductions; overall economic trends influencing consumers. In addition, weather patterns impacting consumers, including unseasonably cool or rainy weather, can result in fewer sales to consumers and ultimately lower sales to trade partners and higher return credits issued if we haven't been able to forecast and adjust for the change in consumer buying patterns. While the direct-store-delivery (DSD) system offers many benefits to us, it is also an expensive and fairly fixed cost distribution system. We have invested significantly in our production facilities and management team; the benefit of this investment will result from higher volume of product through the facilities. Conversely, lower volume than expected will result in higher fixed costs as a percentage of sales. Finally, we may choose to reduce prices or increase spending in response to competition in some markets, which usually has a negative short-term effect on our results of operations.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net sales, certain statements of operations data for fiscal years 1999, 2000 and 2001. These operating results are not necessarily indicative of the results for any future period.

                                                             YEAR ENDED
                                                   -------------------------------
                                                   1999         2000         2001
                                                   -----        -----        -----
Net sales ...................................      100.0%       100.0%       100.0%
Cost of sales ...............................       52.2         50.8         48.1
                                                   -----        -----        -----
Gross margin ................................       47.8         49.2         51.9
Operating expenses
  Sales and distribution ....................       35.6         34.0         35.5
  Marketing .................................        4.3          3.0          2.9
  General and administrative ................       10.9         10.3          9.0
  Amortization of intangible assets from
    Fresh Samantha acquisition ..............        0.0          0.8          1.8
  Restructuring and other charges ...........        0.0          0.0          2.7
  Recall and related costs ..................        0.4          0.0          0.0
                                                   -----        -----        -----
Income (loss) from operations ...............       (3.5)         1.1          0.0
Insurance settlement ........................        0.0          5.8          0.0
Series A stock inducement expense ...........        0.0         (1.7)         0.0
Interest and other income (expense), net ....       (0.0)        (0.1)        (0.2)
Income tax benefit (expense) ................        0.5         (1.2)        (0.2)
                                                   -----        -----        -----
Net income (loss) ...........................       (3.0)%        3.9%        (0.4)%
                                                   =====        =====        =====

        NET SALES. Net sales for fiscal 2001 increased 37% to $128.3 million compared to $93.4 million in fiscal 2000, and increased 37% in fiscal 2000 from $68.0 million in fiscal 1999. After adjusting fiscal year 2000 sales for the additional week, and adjusting fiscal 2001 sales to remove the non-comparable sales impact of the Fresh Samantha acquisition, our sales increased 11% in fiscal 2001. Our 2001 sales increase, excluding the non-comparable sales resulting from the Fresh Samantha acquisition, occurred in all western and midwestern geographic regions. We experienced a sales decline in our eastern region markets. We did not enter any significant new markets in fiscal 2001. After removing the impact of the additional week in fiscal 2000 and the impact of the Fresh Samantha acquisition since May 2, 2000, our sales increased 14% in fiscal 2000 compared to fiscal 1999. Our 2000 sales increase, excluding the sales resulting from the Fresh Samantha acquisition, occurred in all geographic regions and resulted primarily from growth in existing markets and accounts and new products. Our food bar business continues as an important product, although it continues to represent less than 5% of our net sales in both fiscal 2000 and fiscal 2001.

        Our sales growth this year was higher for our distributor business than for our DSD business. This was primarily due to very strong growth in our midwestern region, which is currently served exclusively by third party distributors, plus the conversion from DSD to third party distributors in selected markets on the East Coast. As a result of these factors, distributor sales increased as a percentage of total sales in fiscal 2001. This had a slightly negative impact on our sales growth rate due to the lower wholesale pricing offered to our third party distributors compared to the retail pricing offered through our DSD business. Our sales growth rate in fiscal 2000, excluding the Fresh Samantha acquisition, was about the same for both our direct-store-delivery and our distributor business.

        Since September 1, 1999, we have used branded, custom-designed 450 milliliter and 325 milliliter bottles made from recyclable, HDPE plastic for the Odwalla brand. Our new bottle retains fresh fruit flavor notes better than the bottles commonly used by our competitors. It also has a tamper-resistant, screw-on cap, which allows consumers to easily reseal their beverage while drinking Odwalla on-the-go. The characteristics of the new bottle also extend the shelf life of our products. At the same time, we began using a new bottling line designed to accommodate our new bottles. During the first quarter of fiscal 2000, we experienced problems in producing beverage products to meet sales orders during the initial introduction period. We also experienced unexpected issues that caused some products to ferment and, ultimately, caused some bottles to bloat. These issues disrupted a consistent flow of product during the first half of the first quarter of fiscal 2000. We believe that these issues negatively impacted sales in the first quarter of fiscal 2000, but had no impact in fiscal 2001.

        In 2000, we implemented the guidance in EITF 00-14, Accounting for Certain Sales Incentives, which does not represent a change from our existing accounting policies. Accordingly, any cash sales incentives are classified as a reduction of revenue.

        COST OF SALES. Cost of sales increased to $61.7 million or 48.1% of net sales in fiscal 2001 compared to $47.5 million or 50.8% of net sales in fiscal 2000. This increase in absolute dollars was mainly due to the acquisition of Fresh Samantha and the growth in Odwalla brand sales. Cost of sales was $35.5 million or 52.2% of net sales in fiscal 1999. Gross margin increased from 49.2% in fiscal 2000 to 51.9% in fiscal 2001 after increasing from 47.8% in fiscal 1999. Gross margin increased primarily due to (a) the better efficiencies in yields from the new bottling line and other investments in the Dinuba production facility, (b) better purchasing practices for key materials for for both brands, and (c) the citrus freeze discussed below which impacted the fiscal 2000 and 1999 margins negatively. Also, in the first quarter of fiscal 2001, we began internally processing some products that had previously been produced at a higher cost by a co-packer. The increased use of third party distributors also negatively affected gross margins.

        In late December 1998, the San Joaquin Valley in central California experienced a citrus freeze that seriously damaged the navel orange crop. Other parts of California were also affected, but to a significantly lesser extent. The freeze also hurt the California Valencia orange crop and other citrus crops. The impact of the freeze on our business extended throughout calendar year 1999 and into early calendar 2000. The immediate effect of the freeze during this period was to increase the price of the fresh citrus we purchased. We also experienced poorer citrus yields and some delay in fruit maturity. The freeze also caused us to be more reliant on citrus sources farther from our production facility than in prior years, which caused an increase in freight cost. After the Fresh Samantha acquisition in May 2000, we had two production facilities. The impact on cost of sales of the Fresh Samantha facility in Saco, Maine had a slight negative impact in fiscal 2000 and in part of fiscal 2001 due to its higher cost of goods structure relative to the existing Odwalla facility in Dinuba, California. During fiscal 2001, we experienced a return to more favorable pricing and yield for citrus crops.

        Since the Fresh Samantha acquisition through the end of the third quarter of fiscal 2001, we operated two production facilities. In January 2001, we announced that we would cease production at the facility in Saco, Maine in June 2001 and that we will construct a new production facility in southern Florida to handle our East Coast production requirements. The Saco facility was closed as scheduled, and we continue to develop our plans for construction of a new Florida facility.

        SALES AND DISTRIBUTION. Sales and distribution expenses were $45.6 million in fiscal 2001 compared to $31.8 million in fiscal 2000, and increased as a percentage of net sales to 35.5% from 34.0% in fiscal 2000. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, and increased national and regional labor costs. The increase as a percentage of net sales compared to last year results from a greater percentage of East Coast sales than last year at a higher average distribution cost than our more established West Coast markets, restructuring of the East Coast sales and distribution organization, and investment in our national sales organization.

        Sales and distribution expenses increased in absolute dollars to $31.8 million in fiscal 2000 from $24.2 million in fiscal 1999. However, sales and distribution expenses as a percentage of net sales declined from 35.6% in fiscal 1999 to 34.0% in fiscal 2000. The increase in absolute dollars is due to the Fresh Samantha acquisition in May 2000, increased costs of utilizing a direct-store-delivery system in some of our newer markets, some of which were previously serviced with third party distributors, and increased national and regional labor costs.

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

        MARKETING. Marketing expenses were $3.7 million or 2.9% of net sales in fiscal 2001 compared to $2.8 million or 3.0% of net sales in fiscal 2000. Most of the increase in expenses compared to last year is due to additional personnel and marketing programs associated with the Fresh Samantha acquisition.

        The fiscal 2000 expense represented a decrease from $2.9 million or 4.3% of net sales in fiscal 1999. Most of the decrease in expenses resulted from a change in marketing strategy which resulted in fewer employees, less advertising, and decreased product tastings as we moved to more strategic tastings, both in retail locations and at community events. These reductions were offset by an increase in market research during a portion of fiscal 2000.

        We expect marketing expenses to trend higher in absolute dollars in fiscal 2002 as we continue to integrate the Odwalla and Samantha brands, increase marketing support for a larger sales organization, and hire a vice president of marketing.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses were $11.5 million in fiscal 2001 or 9.0% of net sales compared to $9.6 million or 10.3% of net sales in fiscal 2000 and $7.4 million or 10.9% of net sales in fiscal 1999. The change was due primarily to a general increase in expenses resulting from the Fresh Samantha acquisition and from infrastructure expenses, including a new financial software package and information systems that were operational at the beginning of fiscal 2001.

        General and administrative expenses increased in absolute dollars in fiscal 2000 over fiscal 1999 primarily due to professional fees and a general increase in expenses resulting from the Fresh Samantha acquisition.

        We expect general and administrative costs to increase in absolute dollars in fiscal 2002 to support a larger, national operating company, but not necessarily to increase as a percentage of net sales. We will also continue to seek opportunities to invest in system infrastructure during fiscal 2002 to allow for sustained profitable growth.

        AMORTIZATION OF INTANGIBLE ASSETS FROM FRESH SAMANTHA ACQUISITION. The cost of the intangible assets and goodwill acquired with the Fresh Samantha acquisition are being amortized over their estimated useful lives as more fully described in notes to the financial statements beginning on page 45. Due to the significance of this expense, we have included it as a separate line item.

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

        SERIES A PREFERRED STOCK INDUCEMENT EXPENSE. In connection with the Fresh Samantha acquisition and the February 11, 2000 Preferred Stock Conversion Agreement between Odwalla and Catterton-Simon Partners, we issued 1,333,333 shares of Odwalla's common stock to Catterton-Simon Partners in exchange for 1,074,666 shares of

Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon Partners and cancellation of a warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-Simon Partners. During the third quarter of fiscal 2000, we recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the market price for our common stock at the date the shareholders approved the issuance, which was April 25, 2000.

        RECALL AND RELATED COSTS. On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall of all Odwalla products containing apple juice. We incurred significant direct costs as a result of the recall. Under our arrangement with our insurance company, we pay a portion of the legal fees related to third party claims resulting from the recall and related claims. We originally established a $2.2 million charge to establish a liability for future professional fees related to the recall. The reserve for professional fees is an estimate, and there can be no assurance that the actual reserved liability established will be adequate. In fiscal 1999, we reviewed available information, including recently filed claims, and added $250,000 to this reserve. We reviewed this charge in subsequent years and believe that the remaining balance of the reserve established is reasonable. We will continue to assess this liability and will make appropriate adjustments if circumstances change. Approximately $520,000 of this reserve for professional fees remained at September 1, 2001.

        INTEREST AND OTHER EXPENSE (INCOME). Odwalla had net interest expense in fiscal 2001 of $352,000 compared to net interest expense of $218,000 in fiscal 2000 and $159,000 in fiscal 1999. Gross interest income of $211,000, $268,000 and $278,000 in fiscal 2001, 2000, and 1999 resulted primarily from the remainder of the proceeds of the May 1996 public offering, the proceeds in 1999 of the January 1999 Series A Preferred Stock offering, and the net proceeds of the private placement in May 2000 in connection with the Fresh Samantha acquisition. Gross interest expense of $563,000, $486,000 and $437,000 in fiscal 2001, 2000, and 1999 resulted primarily from interest on the line of credit, capital lease interest and other debt, including capital leases and debt acquired with the Fresh Samantha acquisition.

        INCOME TAXES. The $198,000 fiscal 2001 tax expense results from taxes currently due of approximately $87,000 due primarily to alternative minimum taxes plus deferred taxes of approximately $111,000 on temporary differences between book and tax income. The effective tax rate of 84% for the year consists of the statutory tax rate offset by the impact of the permanent difference between the financial accounting basis and the income tax reporting basis of goodwill, as noted below, and the increase in the deferred tax valuation allowance. The $1.1 million tax expense in fiscal 2000 results from taxes currently due of approximately $162,000 due primarily to alternative minimum taxes plus deferred taxes of approximately $2.4 million on temporary differences between book and tax income reduced by a $1.4 million reduction in the deferred tax valuation allowance. The effective tax rate of 24% for the year considers the effective tax rate of 15% applied prior to the Fresh Samantha acquisition which was lower than the statutory tax rate primarily due to the valuation allowance established. The Fresh Samantha acquisition was structured as a tax-free reorganization for income tax purposes. This resulted in intangible and other assets with a basis for accounting purposes, as the acquisition was accounted for using purchase accounting, which does not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for that difference. At the same time, most of our deferred tax valuation allowance established prior to the acquisition date was removed and included in the determination of the cost of goodwill in accordance with SFAS 109.

        The $359,000 income tax benefit for fiscal 1999 results from the tax benefit associated with operating losses. The 15% effective tax rate in 1999 varies from the federal statutory tax rate primarily due to the effect of establishing a deferred tax asset valuation allowance. We recorded a valuation allowance for a portion of the net deferred tax asset due to uncertainty as to the ultimate realization of such assets. As noted above, most of the valuation allowance was released in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        At September 1, 2001, we had working capital of $12.1 million compared to working capital of $11.7 million at September 2, 2000. The increase resulted primarily from operating activities. At September 1, 2001, the Company had cash, cash equivalents and short term investments of $4.4 million compared to $5.4 million at the end of fiscal 2000.

        Net cash provided by operating activities in fiscal 2001 was $6.8 million. This consisted of depreciation and amortization, reductions in other non-current assets and an increase in accounts payable and other non-current liabilities, offset by increases in accounts receivable, inventory, prepaid expenses, and deferred taxes and decreases in accrued payroll and other accrued expenses. During fiscal 2001, after further evaluation of the deferred tax asset following completion of the Fresh Samantha corporate tax return, a reclassification of $935,000 between acquired deferred tax asset and goodwill was recorded. The reduction in other non-current assets was due primarily to this reclassification. Accounts payable increased due mainly to higher customer related liabilities. The increase in other non-current liabilities was due to a liability established in the second quarter of fiscal 2001 for the closure of the Saco facility and the restructuring of the East Coast management organization. The increase in accounts receivable was generally due to administrative issues with third party distributors and certain larger grocery store chain accounts. The inventory increase is primarily due to higher Samantha finished goods inventory caused by West Coast sourcing of East Coast production requirements related to the closure of the Saco production facility. Prepaid expenses increased primarily due to timing and amount of health insurance payments, higher computer system maintenance expenses, and increased cooler fleet related prepayments. Deferred taxes increased due to the reclassification from goodwill, as previously noted. Accrued payroll expenses decreased mainly due to a reduction in accrued vacation liability associated with the closure of the Saco production facility and higher than normal vacation time taken in the fourth quarter of fiscal 2001. Accrued expenses, which include the reserve for recall related professional fees, decreased primarily as we paid for previously accrued costs.

        Net cash used in investing activities for fiscal 2001 was $5.2 million. The decrease consisted primarily of the sale of short-term investments offset by capital expenditures for data processing and computer hardware and software, production equipment at the Dinuba plant, and display coolers, and by proceeds from the sale of assets.

        Net cash used in financing activities for fiscal 2001 was $0.8 million. This consisted of principal payments under long term-debt and capital leases partially offset by the issuance of common stock due to stock option exercises.

        Our purchase commitments for the future delivery of raw materials as of September 1, 2001, approximate $5.7 million under contracts expected to be completed by December 2002.

        We've used, and expect to continue to use, both operating and capital lease financing to obtain refrigeration coolers used in selling our products, computer and communication equipment, and production assets, primarily equipment. If we do not obtain adequate lease or other financing, our inability to obtain needed equipment may negatively impact our operations. At September 1, 2001, we owed $2.6 million for capital lease obligations, primarily related to leasing of production equipment, computer equipment and vehicles.

        On July 12, 2001, we entered into a Business Loan Agreement providing up to $10.0 million of borrowing capability, including the ability to issue letters of credit up to a certain maximum amount. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings are limited to 75% of eligible accounts receivable, which generally represent all trade accounts receivable less delinquent balances and other balances as defined in the Business Loan Agreement. We are also required to meet certain covenants, including maintenance of certain financial ratios, a fixed charge coverage ratio and certain tangible net worth. The Business Loan Agreement also contains certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. Interest is payable monthly at the prime interest rate plus 0.0% to 0.5% depending on certain financial ratios. The initial rate is prime plus 0.25%. We may also select either a IBOR or LIBOR rate plus 2.75% to 3.5% depending on certain financial ratios. The Business Loan Agreement has a two-year term ending in July 2003. Accounts receivable, inventories and trademarks and other intangible assets provide collateral under the Business Loan Agreement. This facility replaced a prior Credit Agreement. As of September 1, 2001, we were not in compliance with one covenant as we had exceeded the capital asset acquisition limitation included in the Business Loan Agreement. We requested our lender to waive the specific September 1, 2001 covenant violation and, in November 2001, the lender granted the requested waiver.

        Our prior Credit Agreement provided borrowings under a revolving credit facility up to $10.0 million. We were also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and a tangible net worth. The first $2.0 million of borrowings did not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million were limited to 80% of eligible accounts receivable. Eligible accounts receivable were generally all trade accounts receivable less delinquent balances. The Credit Agreement also contained certain business restrictions, including the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. Interest was payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The Credit Agreement had a three-year term ending in April 2003, although the lender had notified us that they would not extend additional credit or renew the agreement upon termination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. It is our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we did not have significant overall currency exposure at September 1, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information about Odwalla's directors and executive officers as of November 20, 2001 is listed below.

NAME                                AGE      POSITION(s) WITH ODWALLA
------------------------             --      -------------------------------------------------
D. Stephen C. Williamson             43      Chairman of the Board and Chief Executive Officer
Andrew B. Balson (1)                 35      Director
Richard L. Grubman (1) (2)           39      Director
Ellis B. Jones (2)                   47      Director
Mark E. Nunnelly                     42      Director
Juan I. Prado                        41      Director
Craig I. Sakin (1) (2)               41      Director
James R. Steichen                    51      Senior Vice President, Finance and Chief Financial Officer
Michael Cote                         46      Senior Vice President, Sales and Operations
Linda A. Frelka                      40      Vice President, Quality Assurance
Theodore R. Leaman III               45      Vice President, Manufacturing
Susan M. Kirmayer                    43      Vice President, Human Resources

--------------------
(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

        There are no family relationships among the directors or executive officers. There are no material proceedings to which any director or executive officer, or any associate of any such director or executive officer, is a party adverse to Odwalla or any subsidiary of Odwalla or has a material interest adverse to Odwalla or any subsidiary of Odwalla.

        The following are brief biographies of each director and executive officer of Odwalla (including present principal occupation or employment, and material occupations, positions, offices or employment for the past five years). Under the terms of the Shareholders Rights Agreement, dated as of May 2, 2000, among Odwalla and the shareholders of Odwalla named in the agreement, Catterton-Simon Partners III, L.P. has the right to nominate one director, Bain Capital Funds has the right to nominate two directors, and U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. together have the right to nominate one director. Mr. Sakin is the nominee of Catterton-Simon Partners III, L.P., Mr. Balson and Mr. Nunnelly are the nominees of Bain Capital Funds, and Mr. Jones is the nominee of U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. Each director and officer of Odwalla is a citizen of the United States, except for Mr. Prado who is a citizen of Brazil, and each individual's business address is c/o Odwalla, Inc., 120 Stone Pine Road, Half Moon Bay, California 94019. The term of each director shall expire in 2002.

          NAME AND AGE                     PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
-----------------------------     ------------------------------------------------------------
D. Stephen C. Williamson (43)     D. Stephen C. Williamson currently serves as Chairman of the
                                  Board and as Chief Executive Officer, a position he has held since June 1996. Prior to that time, Mr. Williamson served as
                                  Co-Chairman of the Board and Co-Chief Executive Officer from
                                  January 1995 to June 1996 and as Chief Financial Officer of
                                  Odwalla from March 1991 to August 1996. Mr. Williamson also served as Odwalla's President from May 1992 until January
                                  1995. Mr. Williamson holds a B.A. degree in history from the
                                  University of California at Berkeley. He is also Chairman of
                                  Avenal Land & Oil Company, a private investment company.

          NAME AND AGE                     PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
-----------------------------     ------------------------------------------------------------
Andrew B. Balson (35)........     Andrew B. Balson has served as a director of Odwalla since May
                                  2000. Mr. Balson has been a Managing Director of Bain Capital since December 2000. Previously, Mr. Balson was a Principal of
                                  Bain Capital since June 1998 and had been an Associate at Bain
                                  Capital since November 1996. Prior to this, Mr. Balson was a consultant with Bain & Company since August 1994. Mr. Balson is also a director of Domino's Pizza, Inc. and Interpath, Inc.

Richard L. Grubman (39).....      Richard L. Grubman has served as a director of Odwalla since
                                  August 1997. Mr. Grubman has been a Managing Director of
                                  Highfields Capital Management, LP since April 1998. Prior to this, Mr. Grubman was a Managing Director of Development
                                  Capital, LLC since January 1997 and a general partner of its affiliate, Corporate Value Partners, LP, since November 1996.
                                  Mr. Grubman was also previously President of Sycamore Capital
                                  Management, Inc., a position he held since January 1996. From
                                  December 1992 to November 1995, Mr. Grubman was a general
                                  partner of Lakeview Partners, L.P. During 1992, he was a vice president of Gollust, Tierney and Oliver, Incorporated. Mr.
                                  Grubman holds an A.B. degree in Art and Archaeology from
                                  Princeton University.

Ellis B. Jones (47).........      Ellis B. Jones has served as a director of Odwalla since May
                                  2000. Mr. Jones is Chief Executive Officer of Wasserstein &
                                  Co. Formerly, Mr. Jones was a Managing Director of Wasserstein
                                  Perella & Co., which he joined in February of 1995. He was a
                                  Managing Director in investment banking at Salomon Brothers during the period of 1988 through 1994. Mr. Jones graduated from the Yale School of Management and the University of
                                  California at Berkeley. He also serves on the Boards of
                                  Directors of Element K Corporation, American Lawyer Media,
                                  IMAX Corporation, Phoenix House (a non-profit organization)
                                  and The Cate School in Carpinteria, California.

Mark E. Nunnelly (42)........     Mark E. Nunnelly has served as a director of Odwalla since May
                                  2000. Mr. Nunnelly has been a Managing Director of Bain
                                  Capital since 1990. Prior to that time, Mr. Nunnelly was a partner at Bain & Company and was employed by Procter & Gamble
                                  Company Inc. in product management. Mr. Nunnelly serves on the board of directors of several companies, including Domino's
                                  Pizza, Modus Media, Eschelon Telecommunications, CTC
                                  Communications, Interpath and DoubleClick, Inc.

Juan I. Prado (41)..........      Juan I. Prado has served as a director of Odwalla since August
                                  2000. Mr. Prado has served as Chairman and CEO of Promisant
                                  Ltd., a provider of global transaction processing services since March 1999. Prior to this, Mr. Prado served as a senior officer of the Coca-Cola Company's Latin American Group since
                                  1991. Mr. Prado received an MBA from The Wharton School, an MA in languages and international studies from The University of
                                  Pennsylvania, and a B.S. in industrial engineering from Tufts
                                  University.

Craig H. Sakin (41)..........     Craig H. Sakin has served as a director of the Company since
                                  February 1999. Mr. Sakin has served as Managing Director and more recently a Managing Partner of Catterton Partners, a
                                  group of affiliated private equity funds, since August 1996.
                                  From November 1991 to August 1996, Mr. Sakin was Chairman and
                                  Chief Executive Officer of Gold Coast Beverage Distributors, a
                                  beer distribution company. Mr. Sakin holds a B.S. from St.
                                  Lawrence University.

          NAME AND AGE                     PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
-----------------------------     ------------------------------------------------------------
James R. Steichen (51)......      James R. Steichen has served as Senior Vice President, Finance since August 1998 and as Chief Financial Officer since
                                  September 1996. From May 1996 to August 1996, Mr. Steichen
                                  served as Vice President, Finance and had served as a
                                  consultant to Odwalla since August 1995. Prior to that, he had been a partner with BDO Seidman, LLP, a public accounting
                                  firm, since December 1990. Mr. Steichen is a Certified Public
                                  Accountant and holds a B.S. degree from the University of
                                  South Dakota.

Michael Cote (46)............     Michael Cote has served as Senior Vice President - Sales and
                                  Operations since June 2001. Mr. Cote most recently served as
                                  Customer Vice President, Growth Channels at Pepperidge Farm,
                                  Inc. from May 1999 to May 2001. Prior to that, Mr. Cote served as Customer Vice President, New England Sales at Pepperidge
                                  Farm, Inc. from January 1998 to May 1999 and as Director -
                                  Northeast Sales from August 1995 to January 1998. Mr. Cote attended Nichols College and Franklin Pierce College, majoring in Business Administration, and the University of Maine,
                                  majoring in Criminal Justice.

Linda A. Frelka (40)........      Linda A. Frelka has served as Vice President, Quality
                                  Assurance since September 1997. From October 1987 to August
                                  1997, Ms. Frelka worked at Redi-Cut Foods, Inc. in several quality assurance roles, most recently as Vice President from
                                  1995 to 1997. Ms. Frelka has a B.S. degree in Biological
                                  Sciences, emphasis Microbiology, from Northern Illinois
                                  University.

Theodore R. Leaman III (45)..     Theodore R. Leaman III has served as Vice President,
                                  Manufacturing since April 1999. From January 1998 until April
                                  1999, Mr. Leaman was Plant Manager for Stouffer Foods, a
                                  subsidiary of Nestle Corporation. From January 1993 until
                                  December 1998, Mr. Leaman served as Plant Manger for
                                  Contadina, another Nestle Corporation subsidiary. Mr. Leaman received a B.S. in Industrial Management from Carnegie-Mellon
                                  University.

Susan M. Kirmayer (43)......      Susan M. Kirmayer has served as Vice President, Human
                                  Resources since August 1998. From October 1997 until August
                                  1998, Ms. Kirmayer served as Director, Human Resources. From
                                  February 1992 to October 1997, Ms. Kirmayer served as Director of Human Resources and Administrative Services for Collagen
                                  Corporation. Ms. Kirmayer attended San Jose State University and majored in Business Administration.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities and Exchange Act of 1934 (the Exchange
Act) requires Odwalla's directors and executive officers, and persons who own more than 10% of a registered class of Odwalla's equity securities, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Odwalla. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Odwalla with copies of all Section 16(a) forms they file.

        To Odwalla's knowledge, based solely on a review of the copies of the reports furnished to Odwalla and written representations that no other reports were required during the fiscal year ended September 1, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners for fiscal 2001 were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

        The following Summary Compensation Table contains information regarding the compensation of Odwalla's Chief Executive Officer, President, and four other most highly compensated officers for the fiscal years ended September 1, 2001, September 2, 2000 and August 28, 1999 (the Named Executive Officers).

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                                             ------------
                                                      ANNUAL COMPENSATION     SECURITIES   ALL OTHER
              NAME AND                    FISCAL    ----------------------    UNDERLYING  COMPENSATION
         PRINCIPAL POSITION                YEAR     SALARY ($)   BONUS ($)   OPTIONS (1)    ($) (2)
-------------------------------------      ----      -------      -------      -------    ------------
D. Stephen C. Williamson ............      2001      394,712           --      150,000           --
Chairman of the Board and Chief            2000      242,308       30,000      110,000           --
Executive Officer                          1999      185,000           --      160,000           --

James R. Steichen ...................      2001      266,827           --       50,000          960
Senior Vice President, Finance             2000      193,750       20,000       40,000          772
and Chief Financial Officer                1999      169,577           --       70,000        1,081

Theodore R. Leaman III ..............      2001      175,685           --       25,000          673
Vice President, Manufacturing              2000      163,077       15,000           --          554
                                           1999       64,615           --       50,000           --

Karen Lucas .........................      2001      165,000           --       30,000       18,699
Vice President, East Coast Sales           2000      154,614       15,070       20,000          717
                                           1999        3,217           --           --           --

Susan M. Kirmayer ...................      2001      159,519           --       25,000          580
Vice President, Human Resources            2000      124,692       15,000           --          681
                                           1999      103,994           --       20,000          868

--------------------
(1) The options listed in the table were granted under the Company's 1997 Stock Option/ Stock Issuance Plan.

(2) Represents Odwalla's matching 401(k) plan contribution for all amounts shown except the total shown for Ms. Lucas for fiscal 2001 includes $17,694 for moving and housing allowance.

     INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS DURING FISCAL YEAR 2001

        The following table sets forth certain information regarding stock options granted in 2001 to the individuals named in the Summary Compensation Table. No stock appreciation rights were granted to those individuals during the fiscal year 2001.

                                INDIVIDUAL GRANTS


                                                                                                            POTENTIAL REALIZABLE
                                                                                                                  VALUE AT
                                 NUMBER OF     PERCENTAGE OF                                               ASSUMED ANNUAL RATES OF
                                SECURITIES     TOTAL OPTIONS                                              STOCK PRICE APPRECIATION
                                UNDERLYING      GRANTED TO                                                   FOR OPTION TERM (2)
                                  OPTIONS      EMPLOYEES IN     EXERCISE PRICE                        -----------------------------
         NAME                     GRANTED       FISCAL 2001     ($/ SHARE)(1)     EXPIRATION DATE         5%                 10%
----------------------          ----------     -------------    --------------    ---------------     ----------         ----------
D. Stephen C.
Williamson ...........            150,000(3)          37.9%         $  9.938           2/8/11         $  937,493         $2,375,792
James R. Steichen ....             50,000(3)          12.6%         $  9.938           2/8/11         $  312,498         $  791,931
Karen Lucas ..........             30,000(4)           7.6%         $  8.438         10/17/10         $  159,198         $  403,440
Theodore R. Leaman III             25,000(4)           6.3%         $  8.438         10/17/10         $  132,665         $  336,200
Susan M. Kirmayer ....             25,000(4)           6.3%         $  8.438         10/17/10         $  132,665         $  336,200

--------------------
(1) The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income and employment tax liability incurred by the optionee in connection with the exercise.

(2) There is no assurance provided to the option holder or any other holder of Odwalla's securities that the actual stock price appreciation over the five- or 10-year option term will be at the 5% and 10% assumed annual rates of compounded stock price appreciation.

(3) The options were granted under Odwalla's 1997 Stock Option/Stock Issuance Plan on February 8, 2001, with a vesting commencement date of the same date. The options granted have a maximum term of 10 years, all measured from the grant date, subject to earlier termination upon the optionee's cessation of service with Odwalla. All options will vest as to 1/36 of the shares each month.

(4) The options were granted under the Company's 1997 Stock Option/Stock Issuance Plan on October 17, 2000, with a vesting commencement date of the same date. The options granted have a maximum term of 10 years, all measured from the grant date, subject to earlier termination upon the optionee's cessation of service with Odwalla. All options will vest as to 1/36 of the shares each month.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth for each of the individuals named in the Summary Compensation Table, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of September 1, 2001. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding options and the fair market value of the Company's common stock as of September 1, 2001. No stock appreciation rights were exercised during fiscal 2001 or were outstanding at the end of fiscal 2001.

                                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-
                                                                     UNDERLYING UNEXERCISED            THE-MONEY OPTIONS AT
                                     SHARES                        OPTIONS AT SEPTEMBER 1, 2001         FISCAL YEAR END (1)
                                  ACQUIRED ON      VALUE          -----------------------------    -----------------------------
            NAME                    EXERCISE      REALIZED        EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
------------------------------    ------------    ---------       -----------     -------------    -----------     -------------
D. Stephen C. Williamson .....         --         $      --          361,554          233,446         $190,577         $ 80,873
James R. Steichen ............         --         $      --          127,737           82,363         $ 79,505         $ 40,265
Theodore R. Leaman III .......         --         $      --           44,721           30,279         $ 69,313         $ 21,047
Karen Lucas ..................         --         $      --           21,667           28,333         $  9,934         $  4,966
Susan M. Kirmayer ............         --         $      --           30,389           23,611         $ 12,567         $  4,833

--------------------

(1) Based on the fair market value of the shares at the end of the 2001 fiscal year ($7.87 per share) less the option exercise price payable for those shares.

EMPLOYMENT AGREEMENTS

        On December 21, 1999, D. Stephen C. Williamson, Odwalla's Chief Executive Officer, and James R. Steichen, Odwalla's Senior Vice President, Finance and Chief Financial Officer, entered into employment agreements with Odwalla that are effective until December 21, 2002. Thereafter, these agreements are subject to three consecutive automatic one-year renewals. The agreements generally provide for annual salaries to be paid at the most recently approved salary approved by the Compensation Committee of the Board and the right to participate in and to receive those employee benefits that are generally provided to similarly situated employees at Odwalla. If Mr. Williamson's or Mr. Steichen's employment is terminated due to death, a disability that prevents him from performing his duties for six months, termination for cause, or resignation without good reason, payment of his salary and benefits will cease.

        If Mr. Williamson or Mr. Steichen is terminated other than for cause or is terminated within 12 months of a change of control or corporate transaction (as those terms are defined in Odwalla's 1997 Stock Option/ Issuance Plan), the terminated employee will receive specified payments that are substantially equivalent to the remaining payments he would have received had he remained employed through the term of his agreement. The terminated employee will also receive reimbursement for the cost of acquiring health benefits through the term of his agreement. All stock options held by the terminated employee will automatically become vested and fully exercisable at the time his termination becomes effective. The total payments or benefits received by Mr. Williamson or Mr. Steichen from Odwalla resulting from termination in connection with a change of control or corporate transaction shall not exceed three times the terminated employee's annualized compensation minus $1.00. If Mr. Williamson or Mr. Steichen resigns for good reason, the resigning employee is entitled to received severance pay equal to his base salary for a period of 12 months. The resigning employee also would be entitled to reimbursement for the cost of acquiring health benefits for a period of 12 months.

New Employment Agreement with D. Stephen C. Williamson

        Concurrently with the execution of the Merger Agreement entered into with TCCC and its subsidiary, Odwalla entered into a new employment agreement with Mr. Williamson (the "New Employment Agreement"). The New Employment Agreement will commence at the effective time of the Merger and will supersede Mr. Williamson's current employment agreement with Odwalla, dated December 21, 1999, which is described above.

        The initial term of the New Employment Agreement extends through December 31, 2002, and thereafter is subject to automatic annual renewals through December 31, 2005, unless either party provides 60 days written notice to the other party in advance of a renewal period. Under the New Employment Agreement, Mr. Williamson will receive an annual salary of $450,000, subject to annual review by the Board of Directors, and will be eligible for a special performance award of 20,000 TCCC stock options for achieving certain revenue and operating income targets. Odwalla shall also provide Mr. Williamson customary fringe benefits provided to similarly situated employees at Odwalla.

        Upon expiration of the New Employment Agreement, Odwalla shall pay Mr. Williamson his base salary then in effect for a period of one year following the date of the expiration, offset by any severance payment Mr. Williamson may otherwise receive. Odwalla may terminate the New Employment Agreement with written notice for cause without liability or further obligation. If Mr. Williamson is not terminated for cause or Mr. Williamson terminates the New Employment Agreement for good reason, Odwalla will (1) pay Mr. Williamson his base salary then in effect for a period of one year following the date of the expiration, offset by any severance payment Mr. Williamson may otherwise receive, (2) reimburse Mr. Williamson for the cost of acquiring health benefits for a period of one year, and (3) negotiate with Mr. Williamson the treatment of any special performance award. In the event that Mr. Williamson's severance and other benefits constitute a parachute payment under the Federal tax law and would be subject to an excise tax, then Mr. Williamson's benefits will either be delivered in full or delivered to such lesser extent as to avoid an excise tax, whichever results in Mr. Williamson receiving the greatest amount on an after-tax basis.

        Under the terms of the New Employment Agreement, Mr. Williamson agreed that he will not, while employed by Odwalla and for a period of two years following the expiration or termination of his employment, solicit, interfere with or endeavor to entice away from TCCC or any of its subsidiaries any other employee of TCCC. Additionally, Mr. Williamson agreed that he will not at any time while employed by Odwalla and for a period of one year following the expiration or termination of his employment engage in the manufacture, sale, or distribution of non-alcoholic beverages in the United States.

        During the term of the New Employment Agreement and at all times thereafter, Mr. Williamson has agreed to keep in confidence and not publish, use or disclose to others, without Odwalla's prior written consent, any trade secrets or other confidential information related to TCCC or TCCC's business.

COMPENSATION OF DIRECTORS

        Directors who are not employees currently receive $10,000 per year, in addition to reimbursement for some expenses incurred in connection with their attendance at meetings of the Board of Directors and committees.

        Under the Automatic Option Grant Program of the Company's 1997 Stock Option/Stock Issuance Plan, each individual who first becomes a non-employee director, whether through election by the shareholders or appointment by the Board, is automatically granted, at the time of the initial election or appointment, a non-statutory option to purchase 5,000 shares of common stock, provided the individual was not previously in Odwalla's employment. In addition, on the date of each annual meeting, each individual who is to continue to serve as a non-employee director, whether or not that individual is standing for re-election to the Board at that particular annual meeting, will automatically be granted at that meeting a non-statutory option to purchase 3,000 shares of common stock, provided the individual has served as a non-employee director for at least six months. There is no limit on the number of these 3,000-share option grants any one non-employee director may receive over his or her period of service as a director, and non-employee directors who have previously served in Odwalla's employ will be fully eligible for one or more 3,000-share option grants.

        Each option granted under the Automatic Option Grant Program is subject to the following terms and conditions:

        1. The exercise price per share will be equal to 100% of the fair market value per share of common stock on the automatic grant date;

        2. Each option will have a maximum term equal to the lesser of (a) 10 years measured from the grant date or (b) 12 months following termination of service as a director;

        3. Each option will be immediately exercisable for all the option shares, but any purchased shares will be subject to repurchase by Odwalla, at the exercise price paid per share, upon the optionee's cessation of service as a director prior to vesting in those shares;

        4. The shares subject to each initial 5,000 share grant will vest in four successive equal annual installments over the optionee's period of service as a director, with the first installment to vest upon the completion of one year of service as a director, measured from the automatic grant date. All of the shares subject to each annual 3,000 share grant will vest upon the optionee's completion of one year of service as a director, measured from the automatic grant date;

        5. The shares subject to each outstanding automatic option grant will immediately vest should the optionee die or become permanently disabled while a director or should any of the following events occur while the optionee continues in service as a director: (a) an acquisition of Odwalla by merger or asset sale; (b) the successful completion of a hostile tender offer for more than 50% of the total combined voting power of Odwalla's outstanding securities; or (c) a change in the majority of the members of the Board of Directors occasioned by one or more contested elections for directors; and

        6. Upon the successful completion of a hostile tender offer for securities possessing more than fifty percent (50%) of the total combined voting power of Odwalla's outstanding securities, each outstanding automatic option grant may be surrendered to Odwalla for a cash distribution per surrendered option share in an amount equal to the excess of (a) the greater of (1) the fair market value per share of common stock on the date the option is surrendered to Odwalla in connection with a hostile tender offer or (2) the highest price per share of common stock paid in the hostile tender offer over (b) the exercise price payable per share.

        Under the Automatic Option Grant Program described above, the following options were granted to non-employee directors under the Company's 1997 Stock Option/Stock Issuance Plan in fiscal 2001: Mr. Balson, Mr. Grubman, Mr. Jones, Mr. Nunnelly and Mr. Sakin, were each granted options to purchase 3,000 shares at an exercise price of $10.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No interlocking relationship exists between Odwalla's executive officers, the Board of Directors or compensation committee and any executive officer or member of the Board of Directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

REPORT OF THE COMPENSATION COMMITTEE

        The following Compensation Committee's Report on Executive Compensation shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C of or to the liabilities of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, notwithstanding any general incorporation by reference of this Information Statement into any other document.

THE REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors, subject to review by the full Board of Directors, is responsible for the establishment of remuneration arrangements for senior management and the administration of compensation and employee benefit plans. In addition, the Compensation Committee sets the base salary of the Company's executive officers, approves individual bonus programs for executive officers, and administers the Company's stock option plans under which grants may be made to executive officers and other key employees. The following is a summary of policies of the Compensation Committee that affect the compensation paid to executive officers during the fiscal year 2001, as reflected in the tables and text set forth elsewhere in this document.

    General Compensation Policy

        The objectives of the Company's executive compensation program are to motivate and retain current executives and to attract future ones. The Company's executive compensation program is designed to: (1) provide a direct and substantial link between the Company's performance and executive pay, (2) consider individual performance and accomplishments and compensate accordingly, and (3) determine the Company's position in the specialty beverage and food labor markets and be competitive in those labor markets. The Company's intent is to position its executive pay levels at the median of U.S. specialty beverage and food companies. The Committee also considers geographic location and companies that may compete with the Company in recruiting executive talent.

        The principal factors which the Compensation Committee considered in establishing the components of each executive officer's compensation package for fiscal 2001 are summarized below. The Compensation Committee may, however, in its discretion apply entirely different factors in setting executive compensation for future years.

    Base Salary

        The base salary for each officer is set on the basis of personal performance, the Compensation Committee's assessment of salary levels in effect for comparable positions with the Company's principal competitors, and internal comparability considerations. The weight given to each of these factors may vary from individual to individual, and the Compensation Committee did not rely upon any specific compensation surveys for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect at companies with which Odwalla competes for executive talent. Base salaries will be reviewed on an annual basis, and adjustments will be made in accordance with the factors indicated above.

    Long-Term Incentive Compensation

        Long-term incentives are provided through stock option grants. The grants are designed to align the interests of the executive officers with those of the shareholders, and to provide each officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The stock option plan encourages long term retention and provides rewards to executives and other eligible employees commensurate with growth in shareholder value. It is the Committee's practice to grant options to purchase shares at the market price on the date of grant with a term of up to 10 years. The options granted to the Company's executive officers during fiscal 2001 will vest from the date of grant in thirty-six or forty-eight equal monthly installments. Accordingly, the options will provide a return to the executive officer only if he or she remains in the Company's employ and the market price of the underlying shares of common stock appreciates.

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

    Compensation of Chief Executive Officer

        The compensation payable to Mr. Williamson, Odwalla's Chief Executive Officer, was determined by the Compensation Committee. Mr. Williamson's base salary was set at a level which the Committee believed would be competitive with the base salary levels in effect for chief executive officers at similarly-sized companies within the industry. For fiscal 2001, Mr. Williamson's compensation package was set by the Compensation Committee on the basis of the compensation policy summarized in this report.

    Deductibility of Executive Compensation

        The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and the four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the "performance-based" exception to Section 162(m). The compensation paid to the Company's executive officers for fiscal 2001 did not exceed the $1 million limit per officer, and it is not expected that the compensation to the Company's executive officers for fiscal 2002 will exceed that limit. In addition, the Company's 1997 Stock Option/Stock Issuance Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under the 1997 Stock Option/Stock Issuance Plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. It is the Compensation Committee's policy to qualify, to the extent reasonable, its executive officers' compensation for deductibility under the applicable tax law. However, we may from time to time pay compensation to our executive officers that may not be deductible.

                    SUBMITTED BY THE COMPENSATION COMMITTEE:

                               RICHARD L. GRUBMAN,
                BOARD MEMBER AND COMPENSATION COMMITTEE CHAIRMAN

                                ANDREW B. BALSON,
                 BOARD MEMBER AND COMPENSATION COMMITTEE MEMBER

                                 CRAIG H. SAKIN,
                 BOARD MEMBER AND COMPENSATION COMMITTEE MEMBER


PERFORMANCE GRAPH

        The following graph compares the cumulative total shareholder return on the Company's common stock with that of the Nasdaq Stock Market (U.S.) Index and the Russell 2000 Index. The comparison for each of the periods assumes that $100 was invested on August 31, 1996 in the Company's common stock including reinvestment of dividends. These indices, which reflect formulas for dividend reinvestment and weighing of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.

               COMPARISON OF FIVE (5) YEAR CUMULATIVE TOTAL RETURN
             AMONG THE COMPANY, THE NASDAQ STOCK MARKET (U.S.) INDEX
                           AND THE RUSSELL 2000 INDEX

                                       Nasdaq Stock Market
                       The Company            (U.S.)           Russell 2000
                       -----------     -------------------     ------------
August 1996               100.00              100.00              100.00
August 1997                68.70              139.49              128.95
August 1998                54.96              131.81              103.94
August 1999                43.89              244.89              133.42
August 2000                41.22              374.16              169.65
August 2001                48.24              160.03              149.92

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this proxy statement, in whole or in part, the preceding Compensation Committee Report on Executive Compensation and the preceding Performance Graph shall not be incorporated by reference into any of these filings; nor shall the Report or graph be incorporated by reference into any future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the ownership of the Company's common stock as of November 20, 2001, by (1) each director, (2) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company, determined for the Company's fiscal year ended September 1, 2001, (3) all those known by the Company to be beneficial owners of more than five percent of its common stock, and (4) all directors and executive officers as a group. Except as otherwise indicated, the address of each of the people in this table is as follows: c/o Odwalla, Inc., 120 Stone Pine Road, Half Moon Bay, California 94019.

                                                                                   COMMON STOCK
                                                                            BENEFICIALLY OWNED (1) (2)
                                                                       ------------------------------------
                                                                        NUMBER OF SHARES
NAME OF BENEFICIAL OWNER                                               BENEFICIALLY OWNED  PERCENT OF CLASS (1)
-----------------------------------------------------------------      ------------------  --------------------
Bain Capital Funds (3) (16) .....................................         2,774,568             24.73%
      c/o Bain Capital Partners, LLC
      111 Huntington Avenue
      Boston, MA 02199
Catterton-Simon Partners III, L.P. (16) .........................         1,493,461             13.31%
      7 Greenwich Office Park
      Greenwich, CT 06830
D. Stephen C. Williamson (4) (16) ...............................         1,042,548              8.95%
U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore),
 L.P. (5) (16) ..................................................           764,612              6.82%
      1999 Avenue of the Stars, Suite 2950
      Los Angeles, CA 90067
Richard Grubman (6) .............................................            60,848                 *
Craig H. Sakin (7) ..............................................             5,500                 *
Andrew B. Balson (8) ............................................             1,250                 *
Ellis B. Jones (9) ..............................................             1,250                 *
Mark E. Nunnelly (10) ...........................................             1,250                 *
Juan I. Prado (11) ..............................................            58,742                 *
James R. Steichen (12) (16) .....................................           151,208              1.33%
Theodore R. Leaman III (13) (16) ................................            55,138                 *
Susan M. Kirmayer (14) ..........................................            36,938                 *
All directors and executive officers as a group (12 persons) (15)         1,445,595             12.89%

----------

*      Less than one percent (1%).

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

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, subject to options currently exercisable or exercisable within 60 days of November 20, 2001, are deemed outstanding for computing the percentage of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 11,218,023 shares of common stock outstanding on November 20, 2001.

(3) Includes (i) 1,971,664 shares of common stock held by Bain Capital Fund VI, L.P. whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors, LLC ("BCI"); (ii) 472,960 shares of common stock held by BCIP Associates II, whose managing general partner is BCI; (iii) 92,331 shares of common stock held by BCIP Associates II-B, whose managing general partner is BCI; (iv) 88,166 shares of common stock held by BCIP Associates II-C, whose managing general partner is BCI; (v) 91,430 shares of common stock held by BCIP Trust Associates II, whose managing general partner is BCI; (vi) 51,474 shares of common stock held by BCIP Trust Associates II-B, whose managing general partner is BCI; and (vii) 6,543 shares of common stock held by PEP Investments Pty. Ltd., as to which BCI holds a power of attorney. Mr. Balson and Mr. Nunnelly are managing directors of Bain Capital, LLC and partners of certain of BCI, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, BCIP Trust Associates II, and BCIP Trust Associates II-B and accordingly may be deemed to beneficially own shares owned by such funds of which they are partners. Mr. Balson and Mr. Nunnelly disclaim beneficial ownership of any of such shares in which they do not have a pecuniary interest.

(4) Includes 41,250 shares of common stock held by Alexandra Bowes, Mr. Williamson's wife, and 194,851 shares held by Willy Juice Partners, a limited partnership of which Mr. Williamson is the general partner. Mr. Williamson disclaims beneficial ownership of shares held by Willy Juice Partners, except to the extent of his pecuniary interest therein. Also includes 424,331 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(5) Includes 601,667 shares of common stock held by U.S. Equity Partners, L.P. and 162,945 shares of common stock held by U.S. Equity Partners (Offshore), L.P. managed by Wasserstein & Co., of which Mr. Jones disclaims beneficial ownership. Mr. Jones is chief executive officer of Wasserstein & Co.

(6) Includes 1,000 shares of common stock held by Caroline Mortimer, Mr. Grubman's wife, and 46,000 shares of common stock subject to options exercisable within 60 days of November 20, 2001, plus Mr. Grubman's interest in 1,548 shares of common stock held by Willy Juice Partners.

(7) Excludes 1,493,461 shares of common stock held by Catterton-Simon Partners III, L.P., a Delaware limited partnership. Mr. Sakin disclaims beneficial ownership of the shares held by Catterton-Simon Partners III, L.P. Mr. Sakin is a manager of Catterton-Simon Managing Partners III, L.L.C., the general partner of Catterton-Simon Partners III, L.P. Includes 5,500 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(8) Includes 1,250 shares of common stock subject to options exercisable within 60 days of November 20, 2001 and excludes shares of common stock held by BCI, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, BCIP Trust Associates II, and BCIP Trust Associates II-B, as discussed in Note 3.

(9) Includes 1,250 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(10) Includes 1,250 shares of common stock subject to options exercisable within 60 days of November 20, 2001 and excludes shares of common stock held by BCI, BCIP Associates II, BCIP Associates II-B, BCIP Associates II-C, BCIP Trust Associates II, and BCIP Trust Associates II-B, as discussed in Note 3.

(11) Includes 57,492 shares of common stock held by JIP Enterprises, Inc., of which Mr. Prado is the sole stockholder, and 1,250 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(12) Includes 151,208 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(13) Includes 55,138 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(14) Includes 36,938 shares of common stock subject to options exercisable within 60 days of November 20, 2001.

(15) Includes 756,286 shares of common stock subject to options exercisable within 60 days of November 20, 2001, and excludes common stock held by entities of which BCI is the sole general partner or holds a power of attorney, Catterton-Simon Partners III, L.P., U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. of which Mr. Balson, Mr. Nunnelly, Mr. Jones and Mr. Sakin disclaims beneficial ownership as discussed in Notes 3, 5, and 7.

(16) These parties have entered into Tender Agreements with TCCC in connection with the Merger Agreement among Odwalla, TCCC and the Offeror. See Item
       1. "Business - Acquisition by The Coca-Cola Company" for a description of the Tender Agreements.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Termination Agreement with Karen Lucas

        By letter agreement, dated September 21, 2001, Karen Lucas, Odwalla's Vice President, Marketing and East Coast Sales, agreed with Odwalla to terminate her employment on October 8, 2001. From October 9, 2001 through April 9, 2002, Odwalla agreed to provide Ms. Lucas (1) $82,500 in severance pay, less all applicable withholdings, payable on Odwalla's bi-weekly payroll schedule, (2) payment for continuation of COBRA benefits, (3) outplacement services with a firm and in an amount determined by Odwalla and (4) relocation expenses should Ms. Lucas move to Seattle, Washington.

        The letter agreement also specified the number of vested stock options Ms. Lucas had as of the termination date and that Ms. Lucas has until January 6, 2002 to exercise any of these vested shares.

        In consideration for receiving the severance payments, COBRA reimbursement, outplacement and relocation benefits described above, Ms. Lucas waived and released and promised to never to assert any claims or causes of action against Odwalla, its predecessors, successors, or past or present subsidiaries, officers, directors, agents, employees and assigns with respect to any matter arising out of or connected with Ms. Lucas' employment with Odwalla.

        Under the terms of the letter agreement, for a period ending on April 8, 2003, Ms. Lucas has agreed not to (1) solicit employment of any employee of Odwalla, (2) own, manage, operate, sell, control, participate in the ownership, management, operation, sales or control of any business in the United States that directly competes with Odwalla's business, or (3) solicit Odwalla's customers or suppliers that Ms. Lucas contacted, solicited or became acquainted with during her employment with Odwalla.

        Douglas K. Levin Separation Agreement and Release

        On December 14, 2000, Odwalla entered into a separation agreement and release with Douglas K. Levin. As of the date of the agreement, Mr. Levin was deemed to have resigned from all offices and directorships of Odwalla or any affiliate. Odwalla agreed to pay Mr. Levin $654,000 in bi-weekly installment payments, beginning December 29, 2000 through December 31, 2003, also known as the "Severance Term." Under the terms of the agreement, Mr. Levin agreed that all stock option agreements between him and Odwalla were cancelled and void, and Mr. Levin further acknowledged that he had no rights and Odwalla had no obligations under any of these stock option agreements.

        For the 18 month period following the date of the separation agreement and release, Odwalla agreed to provide Mr. Levin COBRA health benefits, and at the end of this period, Odwalla agreed to reimburse Mr. Levin for the cost of purchasing health care coverage for an additional 18 months. Odwalla also agreed to pay, for the period beginning January 1, 2001 through June 30, 2001, Mr. Levin's housing payments equal to $6,000 per month.

        Upon receipt of his first severance payment, Mr. Levin agreed to dismiss promptly and with prejudice any and all lawsuits and other actions against Odwalla involving Mr. Levin. Mr. Levin has no obligation to seek alternative employment during the Severance Term and will continue to receive severance payments from Odwalla in the event that Mr. Levin does secure alternative employment.

        Mr. Levin agreed not to disclose or use any information regarding Odwalla's business, employees or customers, which was produced by any employee of Odwalla in the course of his or her employment, and which is not properly in the public domain. For a period of two-and-one-half years following the date of the separation agreement and release, Mr. Levin agreed not to (1) divert or attempt to divert from Odwalla or any affiliate any business in which it is engaged, (2) employ or recommend for employment any person employed by Odwalla or any affiliate, other than his wife Abby Carter, or (3) engage in any business activity that is competitive with Odwalla or any affiliate in any state where Odwalla conducts its business, unless Mr. Levin can prove that his actions were done without the use of confidential information. In addition, for a period of two-and-one-half years following the date of the separation agreement and release, Mr. Levin agreed not to (1) solicit any customer of Odwalla or any affiliate known to Mr. Levin to have been a customer for the provision of substantially the same products or services as provided by Odwalla, or (2) solicit for employment any person employed by Odwalla or any affiliate, other than his wife Abby Carter.

        Under the separation agreement and release, Mr. Levin completely released and discharged Odwalla and any affiliate, and its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns from all claims of every kind, known or unknown, mature or unmatured, which Mr. Levin may now have or in the future arising from any act or omission or condition occurring prior to the date of the agreement. Odwalla and Mr. Levin agreed that the agreement reflects a compromise settlement of disputed claims and that the furnishing of consideration for the agreement was not an admission of liability by Odwalla.

        Loans to Odwalla Executives for Exercise of Stock Options

        Under the terms of the Tender Agreements with each of D. Stephen C. Williamson, James R. Steichen and Theodore R. Leaman III (the "Executives"), TCCC may cause immediately prior to the consummation of the Offer such Executive to exercise any of the Executive's vested Company Options. Under the terms of the Merger Agreement, if TCCC requires any of the Executives to exercise Company Options to purchase Shares immediately prior to the consummation of the Offer under the terms of such Executives' Tender Agreement, Odwalla will loan to the Executives such funds as may be necessary to permit such Executives to exercise such Company Options. If Odwalla becomes obligated to advance funds to Executives for the exercise of the Executive's Company Options and Odwalla fails to advance such funds to any Executive, TCCC has agreed to advance such funds to any Executive on commercially reasonable terms.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)     The following documents are filed as part of this report:


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:
                                                                                     PAGE
                                                                                     ----
Report of independent accountants ............................................        40

Consolidated Balance Sheets, September 2, 2000 and September 1, 2001 .........        41

Consolidated Statements of Operations, three years in the period ended
      September 1, 2001 ......................................................        42

Consolidated Statements of Changes in Shareholders' Equity, three years in the
     period ended September 1, 2001 ..........................................        43

Consolidated Statements of Cash Flows, three years in the period ended
     September 1, 2001 .......................................................        44

Notes to Consolidated Financial Statements ...................................        45

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1*         Amended and Restated Articles of Incorporation of the Registrant.

  3.2**        Amended and Restated Bylaws of the Registrant.

  4.1 Warrant to Purchase Common Stock dated February 10, 1999 between the Registrant and Hambrecht & Quist LLC.

  4.2          Warrant to Purchase Common Stock dated May 22, 1997 between the
               Registrant and Sand Hill Capital LLC.

  10.1 Form of Indemnification Agreement entered into between the Registrant and its directors and officers.

  10.2* Registrant's 1993 Stock Option Plan, as amended (and related stock option grant forms).

  10.3* Registrant's 1994 Non-Employee Directors' Stock Option Plan (and related stock option grant forms).

  10.4# Registrant's 1997 Stock Option/Stock Issuance Plan (and related stock option grant forms).

  10.5         Business Loan Agreement dated July 12, 2001 between the
               Registrant and Bank of America, N.A.

  10.6## Employment Agreement dated December 21, 1999 between Registrant and D. Stephen C. Williamson.

  10.7*** Employment Agreement dated October 29, 2001 between Registrant and D. Stephen C. Williamson.

  10.8## Employment Agreement dated December 21, 1999 between Registrant and James R. Steichen.

  10.9+ Separation Agreement and Release, dated as of December 14, 2000, between Douglas Levin and Registrant.

  10.10+       Consulting Agreement, dated as of December 14, 2000, between
               Douglas Levin and Registrant.

  10.11**      Stock Purchase Agreement dated February 11, 2000 between
               Registrant, U.S. Equity Partners, L.P. and Catterton-Simon
               Partners III, L.P.

  10.12**      Amendment No. 1 to the Stock Purchase Agreement dated April 25,
               2000 between Registrant, U.S. Equity Partners, L.P., U.S. Equity
               Partners (Offshore), L.P., Catterton-Simon Partners III, L.P., and BancBoston Investments, Inc.

  10.13**      Shareholders Rights Agreement dated May 2, 2000 among Registrant,
               Samantha Investors, LLC, and the shareholders of Registrant and other persons named therein.

  10.14** Preferred Stock Conversion Agreement dated as of April 24, 2000, between Registrant and Catterton-Simon Partners III, L.P.

  10.15**      Letter Agreement, dated May 1, 2000, from Bain Capital Fund VI,
               L.P., to Registrant and Catterton-Simon Partners III, L.P.

  10.16##      Agreement and Plan of Merger dated February 2, 2000 by and among
               Registrant, Fresh Samantha, Inc., and Orange Acquisition Sub,
               Inc.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.17###     Agreement and Plan of Merger dated October 29, 2001 by and among
               The Coca-Cola Company, Perry Phillip Corp. and Registrant.

  10.18###     Stock Option Agreement dated October 29, 2001 by and among
               Registrant, The Coca-Cola Company and Perry Phillip Corp.

  10.19        Important Notice And Agreement Regarding Treatment Of Vested And
               Unvested Options In Tender Offer Under The Odwalla, Inc. Stock
               Option Plan Adopted In 1993, 1994 Non-Employee Directors' Stock
               Option Plan And Amended And Restated 1997 Stock Option/Stock
               Issuance Plan of November 9, 2001 to holders of Registrant's common stock options.

  21.1         Subsidiaries of the Registrant

  23.1         Consent of independent accountants

----------

* Incorporated by reference to Registrant's Report on Form 10-KSB for the fiscal year ended August 31, 1994, as filed with the SEC.

** Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-23036) filed with the Securities and Exchange Commission on May 10, 2000 and incorporated herein by reference.

*** Incorporated by reference to Schedule TO filed by The Coca-Cola Company and TCCC Acquisition Corp. (formerly Perry Phillip Corp.) on November 6, 2001.

# Filed as an exhibit to the Registrant's filing on Form S-8 filed with the Securities and Exchange Commission on August 21, 1997 and incorporated herein by reference.

## Filed as an exhibit to the Registrant's definitive Proxy Statement (File No. 0-23036) filed with the Securities and Exchange Commission on March 16, 2000 and incorporated herein by reference.

### Filed as an exhibit to the Registrant's Current Report on Form 8-K (File No. 0-23036) filed with the Securities and Exchange Commission on November 2, 2001.

+ Incorporated by reference to Registrant's Report on Form 10-Q for the fiscal quarter ended December 2, 2000.


       (b)     REPORTS ON FORM 8-K.

       The Company did not file any reports on Form 8-K during the quarter ended September 1, 2001.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27, 2001.

                                       ODWALLA, INC.


                                       By /s/ D. STEPHEN C. WILLIAMSON
                                         ---------------------------------------
                                         D. Stephen C. Williamson
                                         Chief Executive Officer

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

SIGNATURE                           TITLE                               DATE
---------                           -----                               ----
/s/ D. STEPHEN C. WILLIAMSON        Chairman of the Board and           November 27, 2001
----------------------------        Chief Executive Officer
D. Stephen C. Williamson            (Principal Executive Officer)


/s/ ANDREW B. BALSON                Director                            November 27, 2001
-----------------------------
Andrew B. Balson


/s/ RICHARD L. GRUBMAN              Director                            November 27, 2001
-----------------------------
Richard L. Grubman


/s/ ELLIS B. JONES                  Director                            November 27, 2001
-----------------------------
Ellis B. Jones


/s/ MARK E. NUNNELLY                Director                            November 27, 2001
-----------------------------
Mark E. Nunnelly


/s/ JUAN I. PRADO                   Director                            November 27, 2001
-----------------------------
Juan I. Prado


/s/ CRAIG H. SAKIN                  Director                            November 27, 2001
-----------------------------
Craig H. Sakin


/s/ JAMES R. STEICHEN               Senior Vice President, Finance      November 27, 2001
-----------------------------       and Chief Financial Officer
James R. Steichen                   (Principal Financial and
                                    Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Odwalla, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Odwalla, Inc. and its subsidiaries at September 1, 2001 and September 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 1, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

San Francisco, California
November 16, 2001

                                  ODWALLA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               SEPTEMBER 2,    SEPTEMBER 1,
                                                                                   2000           2001
                                                                               ------------    ------------
Current assets
    Cash and cash equivalents                                                    $  3,374       $  4,106
    Short term investments                                                          2,018            258
    Trade accounts receivable, less allowance for doubtful
       accounts and product returns of $1,436 and $1,830                           11,599         12,605
    Inventories                                                                     6,705          6,913
    Prepaid expenses and other current assets                                       2,357          3,077
    Deferred tax asset, current                                                     2,265          2,725
                                                                                 --------       --------

          Total current assets                                                     28,318         29,684
                                                                                 --------       --------

Plant, property and equipment, net                                                 20,011         23,789
                                                                                 --------       --------

Other assets
    Intangible assets, net                                                         35,091         31,740
    Covenants not to compete, net                                                     393            304
    Deferred tax asset, non-current                                                 4,864          4,863
    Other noncurrent assets                                                           677            705
                                                                                 --------       --------
             Total other assets                                                    41,025         37,612
                                                                                 --------       --------

             Total assets                                                        $ 89,354       $ 91,085
                                                                                 ========       ========

Current liabilities
    Accounts payable                                                             $  9,139       $  9,322
    Accrued payroll and related items                                               2,328          2,112
    Line of credit                                                                  1,950          1,987
    Other accruals                                                                  2,574          2,517
    Income taxes payable                                                               24             22
    Current maturities of capital lease obligations                                   372          1,419
    Current maturities of long-term debt                                              219            213
                                                                                 --------       --------

          Total current liabilities                                                16,606         17,592

Capital lease obligations, less current maturities                                    735          1,155
Long-term debt, less current maturities                                               390            276
Deferred tax liability                                                             10,296          9,906
Other                                                                                 655          1,676
                                                                                 --------       --------

Total liabilities                                                                  28,682         30,605
                                                                                 --------       --------

Commitments and contingencies (Note 4)

Shareholders' equity
    Common stock, no par value, shares authorized, 15,000,000; shares
       issued and outstanding, 11,033,000 and 11,080,000                           72,948         73,190
    Accumulated deficit                                                           (12,276)       (12,710)
                                                                                 --------       --------

Total shareholders' equity                                                         60,672         60,480
                                                                                 --------       --------

Total liabilities and shareholders' equity                                       $ 89,354       $ 91,085
                                                                                 ========       ========


          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          YEAR ENDED
                                                           -----------------------------------------
                                                              1999            2000            2001
                                                           ---------       ---------       ---------
Net sales                                                  $  68,042       $  93,450       $ 128,260

Cost of sales                                                 35,542          47,477          61,723
                                                           ---------       ---------       ---------

    Gross profit                                              32,500          45,973          66,537
                                                           ---------       ---------       ---------

Operating expenses
    Sales and distribution                                    24,254          31,815          45,574
    Marketing                                                  2,908           2,795           3,672
    General and administrative                                 7,449           9,616          11,518
    Amortization of intangible assets from Fresh
      Samantha acquisition                                        --             711           2,308
    Restructuring and other charges                               --              --           3,490
    Recall and related costs                                     250              --              --
                                                           ---------       ---------       ---------

          Total operating expenses                            34,861          44,937          66,562
                                                           ---------       ---------       ---------

Income (loss) from operations                                 (2,361)          1,036             (25)

Proceeds from insurance settlement, net of legal fees             --           5,458              --
Series A preferred stock inducement expense                       --          (1,587)             --
Other (expense) income, net                                      (40)           (112)           (211)
                                                           ---------       ---------       ---------

Income (loss) before income taxes                             (2,401)          4,795            (236)

Income tax benefit (expense)                                     359          (1,140)           (198)
                                                           ---------       ---------       ---------

Net income (loss)                                             (2,042)          3,655            (434)

Preferred stock dividend                                        (267)           (568)             --
                                                           ---------       ---------       ---------

Net income (loss) applicable to common shareholders        $  (2,309)      $   3,087       $    (434)
                                                           =========       =========       =========

Basic net income (loss) applicable to common
    shareholders per share                                 $   (0.45)      $    0.44       $   (0.04)
                                                           =========       =========       =========

Shares used in per share amounts                               5,098           7,074          11,058
                                                           =========       =========       =========


Diluted net income (loss) applicable to common
    shareholders per share                                 $   (0.45)      $    0.43       $   (0.04)
                                                           =========       =========       =========

Shares used in per share amounts                               5,098           7,134          11,058
                                                           =========       =========       =========


          See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  Common Stock
                                                             ----------------------     Additional     Accumulated
                                                              Shares        Amount    Paid-in Capital    deficit        Total
                                                             --------      --------      --------       --------       --------
Balance, August 30, 1998                                        5,061      $ 29,499                     $(13,054)      $ 16,445

    Exercise of common stock options                               64           251                           --            251
    Issuance of stock warrants in connection with
       preferred stock                                             --            --      $     62             --             62
    Preferred Stock dividend                                       --            --            --           (267)          (267)
    Net loss for the year                                          --            --            --         (2,042)        (2,042)
                                                             --------      --------      --------       --------       --------

Balance, August 28, 1999                                        5,125        29,750            62        (15,363)        14,449

    Issuance of common stock to holders of Fresh
       Samantha stock at time of acquisition                    3,612        27,475            --             --         27,475
    Conversion of Series A convertible preferred stock
       in connection with acquisition of Fresh Samantha         1,075         8,073            --             --          8,073
    Issuance of common stock to Series A preferred
       shareholder as inducement to convert stock                 259         1,649           (62)            --          1,587
    Issuance of common stock in private placement                 961         6,000            --             --          6,000
    Exercise of common stock options                                1             1            --             --              1
    Preferred Stock dividend                                       --            --            --           (568)          (568)
    Net income for the year                                        --            --            --          3,655          3,655
                                                             --------      --------      --------       --------       --------

Balance, September 2, 2000                                     11,033        72,948            --        (12,276)        60,672

Exercise of common stock options and warrant                       47           242            --             --            242
Net loss for the year                                              --            --            --           (434)          (434)
                                                             --------      --------      --------       --------       --------

Balance, September 1, 2001                                     11,080      $ 73,190      $     --       $(12,710)      $ 60,480
                                                             ========      ========      ========       ========       ========


See accompanying notes to consolidated financial statements.

                                  ODWALLA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           YEAR ENDED
                                                              -----------------------------------
                                                                1999          2000          2001
                                                              -------       -------       -------
Cash flows from operating activities
    Net income (loss)                                         $(2,042)      $ 3,655       $  (434)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
           Depreciation                                         2,130         3,072         5,482
           Amortization                                           220           933         2,540
           Deferred taxes                                        (348)          937          (849)
           Preferred stock inducement expense                      --         1,587            --
           Gain on sale of assets                                (141)          (44)         (346)
           Changes in assets and liabilities
              Trade accounts receivable                          (581)       (2,819)       (1,006)
              Inventories                                        (675)       (1,599)         (208)
              Prepaid expenses and other current assets          (844)         (454)         (720)
              Other noncurrent assets                              81          (270)          872
              Accounts payable                                  1,537        (1,668)          183
              Accrued payroll and related items                    51           345          (216)
              Other accrued liabilities                          (837)       (1,280)          (57)
              Other noncurrent liabilities                         --           644         1,540
              Income taxes payable                                 --            24            (2)
                                                              -------       -------       -------
Net cash provided by (used in) operating activities            (1,449)        3,063         6,779
                                                              -------       -------       -------

Cash flows from investing activities
    Capital expenditures                                       (2,291)       (5,344)       (7,153)
    (Purchase) proceeds from short-term investments, net       (4,788)        2,770         1,760
    Net cash costs of Fresh Samantha acquisition                   --        (1,239)           --
    Proceeds from sale of assets                                  673           146           192
                                                              -------       -------       -------
Net cash used in investing activities                          (6,406)       (3,667)       (5,201)
                                                              -------       -------       -------

Cash flows from financing activities
    Principal payments under long-term debt                      (457)         (294)         (120)
    Net borrowings under line of credit                           274          (369)           37
    Payments of obligations under capital leases                 (123)         (114)       (1,005)
    Issuance of mandatorily redeemable and convertible
        preferred stock                                         7,300            --            --
    Payment of debt acquired from Fresh Samantha                   --        (3,827)           --
    Sale of common stock                                          251         6,001           242
                                                              -------       -------       -------
Net cash provided by (used in) financing activities             7,245         1,397          (846)
                                                              -------       -------       -------

Net increase (decrease) in cash and cash equivalents             (610)          793           732

Cash and cash equivalents, beginning of period                  3,191         2,581         3,374
                                                              -------       -------       -------

Cash and cash equivalents, end of period                      $ 2,581       $ 3,374       $ 4,106
                                                              =======       =======       =======


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

        Basis of presentation and principles of consolidation. The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries Fresh Samantha, Inc. and Odwalla Canada, Inc. The accounts of Fresh Samantha are included since May 2, 2000, the date of acquisition. We have eliminated all significant intercompany balances and transactions. Beginning September 1, 1997, we changed our annual reporting periods to the 52 or 53 week period ending on the Saturday nearest August 31. The year ended September 1, 2001 contains 52 weeks. The change doesn't materially impact the comparability of information presented in these financial statements. All references to years refer to the Company's fiscal year. In these financial statements, our fiscal years ended August 28, 1999, September 2, 2000, and September 1, 2001.

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


                                          SEPTEMBER 2,      SEPTEMBER 1,
                                             2000              2001
                                          ------------      ------------
Cash and cash equivalents:
  Cash                                      $2,277            $2,195
  Cash equivalents                           1,097             1,911
                                            ------            ------
                                            $3,374            $4,106
                                            ======            ======

Short term investments
  U. S. government securities               $   --            $   --
  Corporate obligations                      2,018               258
                                            ------            ------
                                            $2,018            $  258
                                            ======            ======

        Interest earned on cash, cash equivalents and short-term investments was $268,000 and $211,000 in 2000 and 2001.

        Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value). Our inventories consist of the following (in thousands):

                                  SEPTEMBER 2,      SEPTEMBER 1,
                                      2000            2001
                                  ------------      ------------
Raw materials                        $4,276           $4,078
Packaging supplies and other            944            1,106
Finished product                      1,485            1,729
                                     ------           ------
  Total                              $6,705           $6,913
                                     ======           ======

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Estimated useful lives that we use are generally as follows:

               Buildings and building improvements ..............  7 to 35 years
               Leasehold improvements............................  3 to 15 years
               Machinery and equipment...........................  3 to 15 years
               Vehicles..........................................        5 years
               Other.............................................   3 to 7 years

        Property and equipment consisted of the following (in thousands):

                                                     SEPTEMBER 2,      SEPTEMBER 1,
                                                         2000              2001
                                                     ------------      ------------
Land                                                   $    618          $    618
Buildings and building improvements                       7,244             8,016
Leasehold improvements                                    2,314             2,238
Machinery and equipment                                  14,018            18,047
Vehicles                                                    997             1,927
Data processing equipment                                 4,019             7,429
Other                                                     1,619               977
                                                       --------          --------
                                                         30,829            39,252
Less accumulated depreciation and amortization          (10,818)          (15,463)
                                                       --------          --------

Plant, property and equipment, net                     $ 20,011          $ 23,789
                                                       ========          ========

        Intangible assets and covenants not to compete. Working with third parties, we evaluate the fair value of intangible assets that we acquire. We record goodwill when the cost of net assets we acquire exceeds their fair value. Intangible assets and goodwill are amortized on a straight-line basis over their estimated life. We regularly perform reviews to determine if the carrying value of the assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If there is impairment prior to the adoption of SFAS 142, we will measure the amount of the loss based on undiscounted expected future cash flows from the impaired assets. The cash flow calculations would be based on management's best estimates, using appropriate assumptions and projections at the time.

        We entered into covenants not to compete when we acquired certain businesses. The cost is amortized on a straight-line basis over the life of the agreements.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Goodwill and covenants not to compete consisted of the following (in thousands):

                                SEPTEMBER 2,     SEPTEMBER 1,    ESTIMATED LIFE
                                   2000             2001           (IN YEARS)
                                ------------     ------------    --------------
Goodwill                         $ 10,642          $  9,707           15 - 20
Trade name                         21,980            21,980                20
Customer list                       3,790             3,790                 5
                                 --------          --------
                                   36,412            35,477

Accumulated amortization           (1,321)           (3,737)
                                 --------          --------
Net                              $ 35,091          $ 31,740
                                 ========          ========

Covenants not to compete         $    890          $    890                10
Accumulated amortization             (497)             (586)
                                 --------          --------
Net                              $    393          $    304
                                 ========          ========

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

        One customer represented approximately 13% and, 11% of sales in 1999 and 2000. No customer represented more than 10% of net sales in 2001.

        Revenue recognition. We recognize sales when products are delivered to our customers. Most of our sales are through our own direct-store-delivery system. We usually guarantee that sales through our direct-store-delivery system will be sold to consumers and we record a reserve for products estimated to be returned. Most of our sales to independent distributors are not guaranteed. In 2000, we implemented the guidance in EITF 00-14, Accounting for Certain Sales Incentives, which does not represent a change from our existing accounting policies. Accordingly, any cash sales incentives are classified as a reduction of revenue.

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

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





        The following table shows the computation of basic and diluted earnings per share, in thousands except per share data:

                                                                                 YEAR ENDED
                                                                -------------------------------------------
                                                                  1999              2000              2001
                                                                --------          --------         --------
Basic:
  Weighted average common shares outstanding                       5,098             7,074           11,058
  Net income (loss)                                             $ (2,042)         $  3,655         $   (434)
  Net income (loss) attributable to common shareholders         $ (2,309)         $  3,087         $   (434)
  Per share amount, attributable to common shareholders         $  (0.45)         $   0.44         $  (0.04)

Diluted:
  Weighted average common shares outstanding                       5,098             7,074           11,058
  Common equivalent shares                                            --                60               --
  Shares used in per share amounts                                 5,098             7,134           11,058
  Net income (loss)                                             $ (2,042)         $  3,655         $   (434)
  Net income (loss) attributable to common shareholders         $ (2,309)         $  3,087         $   (434)

  Per share amount, attributable to common shareholders         $  (0.45)         $   0.43         $  (0.04)

        We had no dilutive common equivalent shares during fiscal 1999 or 2001 due to the reported net loss.

        Holders of Series A Preferred Stock ("Series A Stock") were entitled to receive an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. In 1999 and 2000, we adjusted net income by $267,000 and $568,000 to arrive at net income attributable to common shareholders. In connection with the purchase of Fresh Samantha in May 2000, the Series A Stock was converted into common stock as of the effective date of the Fresh Samantha acquisition.

        Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). This statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. Although none are currently anticipated, this will apply to any future acquisitions we make.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement continues to require recognition of goodwill as an asset, but amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets", is no longer permitted. In lieu of amortization, goodwill must be tested for impairment using a fair-value-based approach. We are currently assessing the impact that this new pronouncement will have on the recorded amounts of goodwill and other intangibles. Amortization of goodwill and other intangibles totaled $108,000, $625,000 and $1,658,000 for the fiscal years ended in 1999, 2000 and 2001. SFAS 142 is required to be implemented for fiscal years beginning after December 15, 2001. We expect to implement SFAS 142 in the first quarter of fiscal 2003.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Impairment on Disposal of Long-Lived Assets" (SFAS 144). Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations. SFAS 144 is required to be implemented for fiscal years beginning after December 15, 2001. We are evaluating the impact, if any, of SFAS 144 on our financial statements and have not yet determined if we will adopt the provisions prior to the required date.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACQUISITION AND RELATED MATTERS

        On May 2, 2000, we completed our acquisition of Fresh Samantha. We accounted for the acquisition of Fresh Samantha as a purchase for accounting purposes and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values on the acquisition date. The Statement of Operations includes the results of Fresh Samantha as a wholly owned subsidiary since the acquisition.

        The total purchase price of approximately $29.0 million consisted of the issuance of 3,612,122 shares of Odwalla common stock with an estimated fair value of $27.5 million plus transaction costs of approximately $1.5 million, consisting principally of professional fees. The purchase price of $29.0 million plus $1.7 million in net assumed liabilities and $3.8 million in acquired deferred tax assets, net of a $10.2 million deferred tax liability and the release of a deferred tax valuation allowance of $2.3 million recorded in accordance with Statement of Financial Accounting Standards No. 109, resulted in total intangible assets related to the Fresh Samantha acquisition of $34.8 million at the time of the acquisition. After evaluating the nature of the intangible assets acquired, the acquisition cost was allocated as shown below (amounts in thousands). During fiscal 2001, after further evaluation of the deferred tax asset following completion of the Fresh Samantha corporate tax return, a reclassification of $935,000 between acquired deferred tax asset and goodwill was recorded.

                          SEPTEMBER 2,    SEPTEMBER 1,
                              2000           2001
                          ------------    ------------
  Trade name                 $21,980         $21,980
Customer list                  3,790           3,790
     Goodwill                  9,022           8,087
                             -------         -------
                             $34,792         $33,857
                             =======         =======

        The fair value of the common stock issued was determined using the average closing market price of Odwalla's common stock for several days before and after the merger announcement.

        The following unaudited pro forma financial information shows pro forma net revenue, net loss and net loss per share as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information includes the amortization of goodwill. The pro forma information is not necessarily indicative of operating results that might have been if the acquisition had taken place as of the beginning of each of the periods presented and may not be indicative of future operating results. The pro forma information for the years ended in 1999 and 2000 is unaudited and is stated in thousands, except per share data.

                                                     1999               2000
                                                   ---------          ---------
Revenue                                            $ 100,200          $ 121,472
Net loss                                             (10,550)              (462)

Loss per share, basic and diluted                  $   (0.96)         $   (0.04)

Weighted average shares, basic and diluted            11,004             11,033

        We also issued shares of our common stock to three funds managed by Wasserstein Perella Group, Inc. and to Catterton-Simon Partners III, L.P. pursuant to a Stock Purchase Agreement dated as of February 11, 2000, and amended as of April 25, 2000, among Odwalla, U.S. Equity Partners, L.P. (representing the Wasserstein Perella

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3. DEBT

LINE OF CREDIT

        In September 1999, we entered into a Revolving Credit Agreement ("Credit Agreement") with a lender and paid the balance then outstanding under, and terminated, our then existing credit arrangement. The Credit Agreement provided a revolving credit facility up to $5.0 million. The first $2.0 million of borrowings did not require separate borrowing base reporting. Borrowings over $2.0 million and up to $5.0 million are limited to 80% of eligible accounts receivable. The Credit Agreement defined eligible accounts receivable which generally represents all trade accounts receivable less delinquent balances. Interest was payable monthly at either the prime interest rate plus 1% or the Eurodollar rate plus 3.5%. The interest rate to be incurred was selected by Odwalla at the inception of each loan and could be changed during the period in which the borrowed amount was outstanding in accordance with provisions included in the Credit Agreement. The initial term of the Credit Agreement was for three years.

        In late April, 2000, the credit facility was increased from $5.0 million to $10.0 million in connection with the close of the Fresh Samantha acquisition. The terms of the amended credit facility, which had a three year term, were substantially the same as the original credit facility. As before, all of our consolidated assets were pledged as collateral under the credit agreement. We were also required to meet certain covenants, including maintenance of certain financial, leverage, and debt service coverage ratios, and certain tangible net worth. The credit agreement also contained certain business restrictions, including restrictions on the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender.

        On July 12, 2001, we entered into a Business Loan Agreement with a new lender providing up to $10.0 million of borrowing capability, including the ability to issue letters of credit up to a certain maximum amount. This facility replaced our prior Credit Agreement. The first $2.0 million of borrowings do not require separate borrowing base reporting. Borrowings are limited to 75% of eligible accounts receivable, which generally represent all trade accounts receivable less delinquent balances and other balances as defined in the Business Loan Agreement. We are also required to meet certain covenants, including maintenance of certain financial ratios, a fixed charge coverage ratio and certain tangible net worth. The Business Loan Agreement also contains certain business restrictions, including restrictions on the ability to borrow additional funds, limitations on capital expenditures in excess of certain amounts, restrictions on the payment of cash dividends, sale or purchase of Company stock, ability to encumber or sell Company assets, and limitations on other business transactions without prior approval from the lender. The restrictions include the transaction described in Note 13 to the financial statements. Interest is payable monthly at the prime interest rate plus 0.0% to 0.5%

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


depending on certain financial ratios. The initial rate is prime plus 0.25%. We may also select either a IBOR or LIBOR rate plus 2.75% to 3.5% depending on certain financial ratios. The Business Loan Agreement has a two-year term ending in July 2003. Accounts receivable, inventories and trademarks and other intangible assets provide collateral under the Business Loan Agreement. We wrote off $151,000 in unamortized loan fee costs associated with the former Credit Agreement in the fourth quarter of fiscal 2001. At September 1, 2001, the interest rate applicable to loans under the Business Loan Agreement was 6.75%.

        In September 2001, we issued a $600,000 letter of credit under the Business Loan Agreement.

        As of September 1, 2001, we were not in compliance with one covenant of our Business Loan Agreement as we had exceeded the capital asset acquisition limitation. We requested our lender to waive the specific September 1, 2001 covenant violation and, in November 2001, the lender granted the requested waiver.

LONG-TERM DEBT

        As part of our plea agreement with the U.S. government discussed in Note 4, we agreed to pay $1.5 million over a five-year period, without interest. Generally accepted accounting principles require that we impute interest, which means that we record the obligation on a discounted basis and charge the income statement with interest expense (in this situation, at 9.5% per year) over the five-year period. The discounted amount recorded in July 1998 was $1,242,000. The U.S. government may file a lien on all of our assets under the plea agreement but, if they do, has agreed to allow the lender under the Business Loan Agreement to retain priority interest in our assets.

        The carrying value of debt approximates its fair value except that we carry the value of the U.S. government debt at cost less imputed interest, as discussed above, as there is no reasonable way to evaluate this non-interest bearing obligation.

        The following summarizes long-term debt (in thousands):

                                         SEPTEMBER 2,     SEPTEMBER 1,
                                            2000              2001
                                         ------------     ------------
U.S. government obligation                  $ 581            $ 484
Other                                          28                5
                                            -----            -----
                                              609              489
Less current portion                         (219)            (213)
                                            -----            -----
                                            $ 390            $ 276
                                            =====            =====

4. COMMITMENTS AND CONTINGENCIES

OPERATING AND CAPITAL LEASES

        Odwalla leases office space, branch distribution facilities, equipment and vehicles under various operating leases. These leases expire at various dates through 2011 and many facility leases contain renewal options. Most property leases require us to pay utilities, property taxes and common maintenance costs. Total operating lease rent expense was $5.6 million, $6.2 million, and $7.5 million for the years ended in 1999, 2000, and 2001. Odwalla also leases some furniture, equipment and vehicles under capital leases expiring through 2006.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following table lists property under capital leases by major classes (in thousands):

                                                SEPTEMBER 2,     SEPTEMBER 1,
                                                    2000             2001
                                                ------------     ------------
Machinery and equipment                           $   488          $   894
Vehicles                                              232            1,094
Computer and data processing                          472            1,568
Other                                                  18               20
                                                  -------          -------
                                                    1,210            3,576
Less accumulated amortization                        (124)          (1,002)
                                                  -------          -------

Net leased equipment under capital leases         $ 1,086          $ 2,574
                                                  =======          =======

        Future net minimum lease payments under existing capital and operating leases as of September 1, 2001, are as follows (in thousands):

                                                     CAPITAL          OPERATING
YEAR ENDING IN AUGUST                                 LEASES            LEASES
---------------------                                -------          ---------
2002                                                $  1,627          $  6,484
2003                                                     982             5,891
2004                                                     198             4,733
2005                                                      78             3,450
2006                                                       8             2,388
Thereafter                                                --             5,728
                                                    --------          --------
                                                       2,893          $ 28,674
                                                                      ========
Less amount representing interest                       (319)
                                                    --------
Present value of net minimum lease payments            2,574
Less current maturities                               (1,419)
                                                    --------
Long-term portion                                   $  1,155
                                                    ========

        We occasionally sublease all or portions of our leased facilities to third parties under sublease agreements. We earned $26,000, $9,000 and $106,000 under sublease agreements in 1999, 2000 and 2001.

RAW MATERIAL CONTRACTS

        We had purchase commitments for the future delivery of raw materials as of September 1, 2001, approximately $5.7 million of which are under contracts and are expected to be completed by December 2002.

RECALL AND RELATED COSTS

        On October 30, 1996, Odwalla was notified by the State of Washington Environmental Health Services of an epidemiological link between several cases of E. coli O157:H7 and Odwalla's apple juice products. We immediately implemented a recall of all Odwalla products containing apple juice. Thirty-five personal injury claims and legal proceedings have been filed against Odwalla seeking monetary damages and other relief relating to the recall. There was also one legal proceeding alleging fraudulent business acts and practices relating to the recall products. Thirty-four of these claims and proceedings have been settled. In addition, approximately 400 other claims for damages or inquiries resulting from the recall were presented to our insurance carrier and approximately 398 of those claims have been either settled or resolved. We also received two claims in fiscal 1999 and one claim in fiscal 2001 allegedly arising out of product consumption prior to the recall, which have all been settled. Settlement of the personal injury legal proceedings and claims was covered under our insurance policy. At this time, we are unable to determine the potential liability from

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the remaining legal proceedings and claims. We believe our insurance coverage is adequate to cover such claims and legal proceedings, but the ultimate outcome of any litigation is uncertain and we cannot be certain that insurance coverage will be adequate. Litigation can also have an adverse impact on a company, regardless of the outcome, due to defense costs, diversion of management resources and other factors.

        In early 1997, Odwalla was informed that it was the subject of a federal grand jury investigation (Eastern District of California) concerning the E. coli O157:H7 incident and related issues. In July 1998, in connection with the investigation, we entered into a misdemeanor plea agreement with the U.S. government. As part of the plea agreement, Odwalla agreed to pay, over a period of five years, $1.25 million to the U.S. government and $250,000 to three non-profit organizations involved with advancing the cause of food safety. We also agreed, as part of the conditions attached to a five-year term of unsupervised Court probation, to develop and implement a HACCP plan and to undertake other measures related to food safety.

        Odwalla also incurred significant direct costs as a result of the recall. Under our arrangement with our insurance company, we pay a portion of the legal fees related to third party claims resulting from the recall and related claims. We originally established a $2.2 million charge to establish a liability for future professional fees related to the recall. The reserve for professional fees is an estimate, and there can be no assurance that the actual reserved liability established will be adequate. In fiscal 1999, we reviewed available information, including recently filed claims, and added $250,000 to this reserve. We reviewed this charge in subsequent years and believe that the remaining balance of the reserve established is reasonable. We will continue to assess this liability and will make appropriate adjustments if circumstances change. Approximately $520,000 of this reserve for professional fees remained at September 1, 2001.

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

RESTRUCTURING AND OTHER CHARGES

        Restructuring and other charges in 2001 consist of the following items (in thousands):

        Separation agreement and severance agreements            $ 1,230
        Exit from Saco, Maine production facilities                2,260
                                                                 -------
                                                                 $ 3,490
                                                                 =======

        Separation agreement and severance agreements. On December 14, 2000, we announced that Doug Levin, Founder and CEO of Fresh Samantha, was leaving the Company after helping to complete the successful merger of Odwalla and Fresh Samantha. In December 2000 and January 2001, management changes were implemented in our East Coast operations. As a result of these actions, we recorded a $1,230,000 charge to operations.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Exit from Saco, Maine production facilities. On January 11, 2001, we announced the closure of the Fresh Samantha production facilities in Saco, Maine. The main components of the cost of this closure are as follows:

        - The closure included the termination of approximately 60 employees, primarily from the manufacturing operation, and estimated severance payments and related payments of $752,000. All employees were notified of their pending termination in January 2001.

        - The exit from the Saco facility resulted in excess leased facilities, excess transportation equipment, and certain other assets that have no recoverable value due to the closure. These items total $1,508,000.

        As of September 1, 2001, the liability for the above charges, net of payments applicable to the year ended September 1, 2001, are included in the following accounts (in thousands):

        Other accruals                                           $   897
        Other long-term liabilities                                1,174

5.      MANDATORILY REDEEMABLE AND CONVERTIBLE PREFERRED STOCK

        Series A Preferred Stock. On January 7, 1999, we signed an agreement with Catterton-Simon Partners III, L.P. to sell 1,000,000 shares of Odwalla Series A Preferred Stock at $8.00 per share. The Series A Stock received an 8% annual dividend which was payable in either cash or additional Series A Stock, at our election. The dividend was payable semi-annually. All Series A Stock was convertible on a one-for-one basis into Odwalla common stock (a) upon a request by Catterton-Simon at any time after July 6, 1999, and (b) automatically upon the earlier of (i) an acquisition of Odwalla by another company, either for cash or publicly traded stock, at a price in excess of $12.00 per share, (ii) the average trading price of Odwalla common stock exceeding $12.00 per share for 20 consecutive trading days, or (iii) January 7, 2002. Holders of Series A Stock were entitled to preferential payment, in the event of any liquidation of Odwalla, in an amount equal to the greater of $8.00 per share, plus any accrued but unpaid dividends, or the amount due each holder of common stock. Catterton-Simon also received a warrant to purchase 75,000 shares of Odwalla common stock at $10.00 per share. The warrant expired in seven years. We also paid fees and issued a warrant to our financial advisor in connection with this transaction. The warrant is for 24,806 shares of common stock at an exercise price approximating $6.45 per share and expires in five years.

        As previously discussed, under a Preferred Stock Conversion Agreement, dated as of February 11, 2000, between Odwalla and Catterton-Simon, we issued 1,333,333 shares of our common stock to Catterton-Simon on May 2, 2000, in exchange for 1,074,666 shares of Odwalla's Series A Preferred Stock, representing all of the outstanding shares of such stock, held by Catterton-Simon and cancellation of the warrant to purchase 75,000 shares of Odwalla's common stock held by Catterton-Simon. The issuance of common stock to Catterton-Simon as an inducement for early conversion was approved by Odwalla's shareholders on April 25, 2000. We recorded an expense of $1.6 million to reflect the value of the 258,667 additional shares issued to induce Catterton-Simon to convert the Series A Stock that they held and to cancel the outstanding warrant that they held. The inducement shares were valued using the closing market price for our common stock at the date the shareholders approved the issuance.

        Preferred stock dividends recorded represent dividends declared by our Board of Directors, prior to the conversion, for the Series A shareholder. All dividends were paid in common stock.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.      SHAREHOLDERS' EQUITY

        Warrants. We issued two warrants in connection with the Series A Preferred Stock financing described in Note 5. One warrant, issued for 75,000 shares of common stock at $10.00 per share expiring in February 2006, was cancelled in connection with the conversion of the Series A Preferred Stock at the time of the Fresh Samantha acquisition in May 2000. The other warrant, issued for 24,806 shares of common stock at $6.45 per share, expires in February 2004. In 1997, we also issued a warrant for 7,000 shares of common stock at $12.00 per share, which expires in May 2002, in connection with a loan agreement that has since expired.

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

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The activity under the above plans was as follows:


                                              SHARES AVAILABLE        OPTIONS          OPTION PRICE       WEIGHTED AVERAGE
                                                 FOR GRANT          OUTSTANDING          PER SHARE         PRICE PER SHARE
                                              ----------------      -----------        --------------     ----------------
        Balance at August 30, 1998                320,082             1,240,649          $3.33-$13.75               $ 9.18
        Options granted                          (448,750)              448,750          $5.44-$10.06               $ 6.74
        Options exercised                              --               (66,070)          $3.33-$3.90               $ 3.89
        Options canceled                          195,476              (195,476)         $3.33-$13.75               $10.42
                                                ---------             ---------
        Balance at August 28, 1999                 66,808             1,427,853          $3.33-$13.75               $ 8.56

        Additional shares reserved                500,000                    --
        Options granted                          (416,111)              416,111         $4.875-$7.125               $ 6.59
        Options exercised                              --                (1,085)        $6.375-$7.125               $ 6.66
        Options canceled                          258,950              (258,950)         $3.33-$13.75               $ 9.11
                                                ---------             ---------
        Balance at September 2, 2000              409,647             1,583,929          $3.33-$13.75               $ 7.95

        Options granted                          (410,500)              410,500         $8.438-$10.00               $ 9.29
        Options exercised                              --               (42,370)         $3.90-$8.438               $ 5.48
        Options canceled                          243,980              (243,980)         $3.33-$13.75               $ 7.56
                                                ---------             ---------
        Balance at September 1, 2001              243,127             1,708,079          $3.33-$13.75               $ 8.39
                                                =========             =========

        We follow Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted. All options that we have granted were at exercise prices at or above fair market value of the common stock. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income
(loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1999, 2000 and 2001 is not likely to be representative of the pro forma impact in future years.

        We have elected to use the Black-Scholes model to estimate the fair value of options granted. This valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect this estimate, we believe the Black-Scholes model does not necessarily provide a reliable single measure of fair value of our employee stock options. Inputs used for the valuation model are as follows for 1999, 2000, and 2001: dividend yield of 0% for all years; expected volatility of 4.5%, 4.8%, and 5.0%; risk-free interest rates of 5.4%, 6.0%, and 5.2%; and expected lives approximating 5 years in 1999 and 2000 and 4 years in 2001.

        Had the fair value of the options been calculated in accordance with FAS 123, net income (loss) applicable to common shareholders would have been $(2,634,000), $2,736,000, and $(663,000) and basic net income (loss) per share applicable to common shareholders would have been $(0.52), $0.39, and $(0.06) for fiscal 1999, 2000, and 2001.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        There were 790,940, 976,081, and 1,199,118 options exercisable at the end of fiscal 1999, 2000, and 2001. The weighted average exercise price of options exercisable at the end of 1999, 2000, and 2001 was $8.70, $8.42, and $8.348 per share. At September 1, 2001, a total of approximately 2,148,475 shares of common stock have been reserved for issuance under the Company's stock option plans.

        The following table summarizes information about options outstanding at September 1, 2001:

                                                Weighted
                                                 Average       Weighted                       Weighted
           Range of                             Remaining       Average                        Average
           Exercise              Number        Contractual     Exercise         Number        Exercise
             Price            Outstanding      Life (years)     Price        Exercisable        Price
        ---------------       -----------      ------------   ---------      -----------      ---------
        $ 3.33 - $ 7.00         589,781            6.20       $    6.30         444,721       $    6.17
        $7.125 - $9.938         742,785            7.88       $    8.75         406,640       $    8.46
        $10.00 - $13.75         375,513            3.95       $   10.97         347,757       $   11.01
                              ---------                                       ---------
                              1,708,079            6.44       $    8.39       1,199,118       $    8.35
                              =========                                       =========

7.      EMPLOYEE BENEFIT PLAN

        Odwalla matches 10% of each employee's contribution to our 401(k) Employee Benefit Plan ("Plan"). Odwalla contributions to the Plan approximated $52,000, $55,000, and $84,000 in 1999, 2000, and 2001.

8.      TAXES ON INCOME

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide a valuation allowance against certain deferred tax assets due to the uncertainty of whether we will ultimately realize their benefit.

        Deferred tax assets consist principally of the following (in thousands):

                                                 SEPTEMBER 2,        SEPTEMBER 1,
                                                     2000                2001
                                                 ------------        ------------
        Reserves and accruals                      $ 1,938             $ 2,474
        Net operating loss carryforward              4,744               4,794
        Tax credits                                    152                 197
        Property, plant and equipment                  386                 279
        Inventories                                     75                  73
        Other                                          170                 165
                                                   -------             -------
                                                     7,465               7,982
        Less valuation allowance                      (336)               (394)
                                                   -------             -------
        Net deferred tax asset                     $ 7,129             $ 7,588
                                                   =======             =======

        Deferred tax liability consist principally of the following (in thousands):


                                                   SEPTEMBER 2,       SEPTEMBER 1,
                                                      2000               2001
                                                   ------------       ------------
        Basis difference from acquisition            $10,173            $ 9,426
        Property, plant and equipment                    123                480
                                                     -------            -------
        Net deferred tax liability                   $10,296            $ 9,906
                                                     =======            =======

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The basis difference from acquisition results from the Fresh Samantha acquisition in fiscal 2000. The acquisition was structured as a tax-free reorganization for income tax purposes. This results in intangible and other assets with a basis for accounting purposes, as the acquisition was accounted for using the purchase method, that do not exist for tax reporting purposes. Because the financial accounting basis will result in future accounting amortization in excess of tax amortization, a deferred tax liability was established to account for that difference.

        The Company's effective tax rate differs from the federal statutory rate as follows:

                                                              YEAR ENDED
                                                     ------------------------------
                                                     1999         2000         2001
                                                     ----         ----         ----
        Federal statutory tax rate                    (34)%         35%         (35)%
        State income taxes                             (5)           5           10
        Deferred tax asset valuation allowance         25          (30)          --
        Permanent differences and other                (1)          14          109
                                                     ----         ----         ----
                                                      (15)%         24%          84%
                                                     ====         ====         ====

        The permanent difference in fiscal 2000 results primarily from the Series A preferred stock inducement expense. The permanent difference in fiscal 2001 consists of goodwill with a basis for accounting purposes, as the acquisition was accounted for using the purchase method, that do not exist for tax reporting purposes and, to a lesser extent, certain non-deductible items.

        Taxes on income consisted of the following (in thousands):


                                                                     YEAR ENDED
                                                        -------------------------------------
                                                          1999           2000           2001
                                                        -------        -------        -------
        Current:
            Federal                                     $    --        $   134        $    73
            State                                            --             28             14
                                                        -------        -------        -------
                                                             --            162             87
                                                        -------        -------        -------

        Deferred:
            Federal                                        (860)         2,227            334
            State                                          (131)           164           (223)
                                                        -------        -------        -------
                                                           (991)         2,391            111
                                                        -------        -------        -------

        Change in valuation allowance (see below)           632         (1,413)            --
                                                        -------        -------        -------

                                                        $  (359)       $ 1,140        $   198
                                                        =======        =======        =======

        The valuation allowance in fiscal 2000 was reduced from $4.0 million at the beginning the year to $336,000 at the end of the year. The reduction consists of two components. The first component, shown above, represents the change that impacts taxes on income for fiscal 2000. The second component represents the portion of the valuation allowance, $2.3 million, which was reduced as part of the recording of the Fresh Samantha acquisition.

        At September 1, 2001, we had federal and state net operating loss carryforwards of $12.1 million and $10.8 million, respectively, which expire between 2002 and 2020.

                                 ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      RELATED PARTY TRANSACTIONS

        We retained a board member for consulting services and incurred fees of $9,000 in 1999. The board member resigned in May 2000.

10.     OTHER (EXPENSE) INCOME, NET

        Other (expense) income, net consisted of the following (in thousands):


                                          YEAR ENDED
                               -------------------------------
                                1999         2000         2001
                               -----        -----        -----
        Interest income        $ 278        $ 268        $ 211
        Interest expense        (437)        (486)        (563)
        Other                    119          106          141
                               -----        -----        -----
                               $ (40)       $(112)       $(211)
                               =====        =====        =====

        Included in other income for 1999 is a gain of $145,000 on the sale of land adjacent to our administrative offices in Half Moon Bay, California. Included in other income for 2001 is a gain of $347,000 associated with the sale of assets, primarily second generation hand held computer equipment.

11.     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND PRODUCT RETURNS

        The following summarizes activity in the allowance for doubtful accounts and product returns for the years shown (in thousands):

                                                                                 YEAR ENDED
                                                                   -------------------------------------
                                                                     1999           2000           2001
                                                                   -------        -------        -------
        Allowance for doubtful accounts and product returns,
            beginning of year                                      $   588        $   631        $ 1,436

        Allowance purchased with Fresh Samantha acquisition             --            295             --
        Bad debt expense and change in allowance for product
            returns for the year                                       360          1,061            945

        Accounts receivable written off during the year               (317)          (551)          (551)
                                                                   -------        -------        -------

        Allowance for doubtful accounts and product returns,
            end of year                                            $   631        $ 1,436        $ 1,830
                                                                   =======        =======        =======


12.     SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOW

        Noncash investing and financing activities: The acquisition of Fresh Samantha in fiscal 2000 resulted from a non-cash transaction as discussed in
Note 2 to the financial statements. In 2000, we entered into capital lease obligations and acquired assets valued at $634,000 in addition to the assets valued at $535,000 that we acquired through the Fresh Samantha acquisition. In 2001, we entered into capital lease obligations and acquired assets valued at $2.5 million.

        Cash paid for interest in 1999, 2000, and 2001 was $437,000, $380,000, and $443,000. Income taxes paid in 1999, 2000, and 2001 were $2,000, $145,000, and $109,000.

                                  ODWALLA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.     SUBSEQUENT EVENT

        On October 29, 2001, Odwalla entered into an Agreement and Plan of Merger with The Coca-Cola Company ("TCCC") and its wholly owned subsidiary, TCCC Acquisition Corp. The Merger Agreement provides for the acquisition of Odwalla by TCCC at a cash price of $15.25 per share of our common stock. On November 6, 2001, TCCC commenced a tender offer to purchase all of our outstanding shares. The offer is conditioned upon, among other things, there being validly tendered and not withdrawn a number of shares which equals at least 90.1% of the outstanding shares of Odwalla on a fully diluted basis, as defined. The offer is also subject to the receipt of customary regulatory approvals and the satisfaction or waiver of other closing conditions. The offer is scheduled to expire on December 6, 2001, unless extended. Upon successful completion of the tender offer and closing of the merger, Odwalla would be a wholly owned subsidiary of TCCC.

14.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

                                                               Net income
                                                                 (loss)             Basic and diluted
                                                               attributable         net income (loss)
                    Net           Gross         Net income      to common         attributable to common
                   Sales          Profit          (loss)      shareholders        shareholders per share
                  --------       --------        --------     -------------      ------------------------
                                                                                                   Fully
                                                                                   Basic          Diluted
                                                                                 ---------      --------- -
1999
1st Quarter       $ 15,332       $  7,696        $   (479)       $   (479)       $  (0.09)       $  (0.09)
2nd Quarter         16,342          7,333            (817)           (817)          (0.16)          (0.16)
3rd Quarter         19,124          9,048            (279)           (279)          (0.05)          (0.05)
4th Quarter         17,244          8,419            (467)           (734)          (0.14)          (0.14)
                  --------       --------        --------        --------
                  $ 68,042       $ 32,500        $ (2,042)       $ (2,309)       $  (0.45)       $  (0.45)
                  ========       ========        ========        ========        ========        ========

2000
1st Quarter       $ 16,769       $  7,813        $   (725)       $   (938)       $  (0.18)       $  (0.18)
2nd Quarter         18,090          8,505            (266)           (479)          (0.09)          (0.09)
3rd Quarter         25,682         12,994           4,112           3,970            0.59            0.58
4th Quarter         32,909         16,661             534             534            0.05            0.05
                  --------       --------        --------        --------
                  $ 93,450       $ 45,973        $  3,655        $  3,087        $   0.44        $   0.43
                  ========       ========        ========        ========        ========        ========

2001
1st Quarter       $ 31,442       $ 16,585        $    518        $    518        $   0.05        $   0.05
2nd Quarter         31,693         16,732          (1,552)         (1,552)          (0.14)          (0.14)
3rd Quarter         34,540         17,809             865             865            0.08            0.08
4th Quarter         30,585         15,411            (265)           (265)          (0.02)          (0.02)
                  --------       --------        --------        --------
                  $128,260       $ 66,537        $   (434)       $   (434)       $  (0.04)       $  (0.04)
                  ========       ========        ========        ========        ========        ========